Form 10KSB
period 2004-12-31
HeartSTAT Technology, Inc.
filed 2005-10-31
CIK 1298700

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to
                                   ----------   --------------

                         Commission file number: 0-50993

                           HEARTSTAT TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                            20-1680252
   (State or other jurisdiction                (I.R.S. Employer
 of incorporation or organization)            Identification No.)

                 530 WILSHIRE BLVD. #304 SANTA MONICA, CA 90401
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (310) 451-7400

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State issuer's revenues for its most recent fiscal year:  NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $690,144.50 AS OF SEPTEMBER 30, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,402,887 AS OF SEPTEMBER 30, 2005

Transitional Small Business Disclosure Format (Check one):    Yes    ; No  X
                                                                 ----     ----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION

         HEARTSTAT TECHNOLOGY, Inc., ("HEARTSTAT" or the "Company") is a Delaware corporation originally incorporated on October 12, 1995, under the name of "Hospital Software of America, Inc." The Company has undergone name changes that are described in the history of the company below. Most recently HEARTSTAT was renamed from Tec Factory, Inc. pursuant to a February, 6, 2004 Asset Acquisition Agreement by which the technology assets "HEARTSTAT CNBP/BF" were acquired by Tec Factory, Inc. Unless otherwise specified, the "Company", " HEARTSTAT ", "we", "our" and "us" refers to HEARTSTAT Technology Inc. and "HEARTSTAT CNBP/BF" refers to the Technology assets that we have acquired on March 18, 2004 as per the Asset Acquisition agreement signed on February 6, 2004. Our principal executive offices are located at 530 Wilshire Blvd, Suite 304, Santa Monica, CA 90401 and our telephone number is 310-451-7400. Company information can be found on our corporate website: www.FutureVest.com/HeartstatTechnology.

HISTORY OF THE COMPANY

         HEARTSTAT Technology, Inc. was originally incorporated on October 12, 1995, as Hospital Software of America, Inc. On November 29, 1995, the Company changed its name to "New Health Technologies, Inc., and at the same time effected at 10,000 to 1 reverse stock split, reducing the outstanding shares from 300,000,000 to 30,000.

         On August 28, 1996, the Company changed its name to "Pubbs Worldwide, Inc. and at the same time, effected a 35 to 1 reverse stock split, reducing the number of issued and outstanding shares from 14,000,000 to 400,000. The Company changed its name to Pubbs Worldwide, Inc. in order to better reflect its acquisition of Hubbs Development, Inc., which was in the business of operating restaurants and retail sales of food, beer, wine and beverages. In XYZ of 1998 Pubbs Worldwide, Inc. disposed of all ownership of Hubbs Development, Inc. in which the company thereafter had no current operating restaurants or subsidiaries.

         On April 5, 1999, the Company changed its name to "Chasen's International Corporation". The name change was affected in anticipation of a share exchange agreement between the Company and a group of shareholders, which owned a controlling interest in Chasen's Restaurant and Jockey Club in Beverly Hills, California. Management of the Company believed that changing the name of the Company to Chasen's International Corporation would provide the Company instant name recognition. The Company effected a stock split of 100 to 1 at this time. The acquisition was never completed due some discouraging financial findings discovered after further due diligence on the operations of Chasen's Restaurant and Jockey Club. There was also some question as to the ability of the Company to use the Chasen's name as it may have interfered with certain trademarks.

         On July 6, 1999, the Company changed it corporate name to "Tril-MediaNet.com" after the anticipated share exchange agreement and acquisition of Chasen's did not materialize. It was believed that the new name would allow the Company to better continue its software business development and technology operations and avoid any conflict with the trademarks and ownership of the name Chasen's.

         On November 21, 2000, the Company changed its name to Tec Factory, Inc. and was planning to purchase Tec Factory Fort Lauderdale, LLC and Tec Factory Los Angeles, LLC from Web Capital Ventures, Inc. This transaction was not concluded. The Company had negligible operations between November 2000 and February 6, 2004.

           On February 6, 2004, the Company entered into an agreement to purchase the HEARTSTAT CNBP/BF technology assets from several Interest Holders and on February 17, 2004 the Company amended its corporate name to HEARTSTAT Technology, Inc. in anticipation of the final closing of the agreement.

         On March 18, 2004, the Company concluded the February 6, 2004 agreement to purchase the technology referred to herein as the "HEARTSTAT CNBP/BF". The HEARTSTAT CNBP/BF Technology (the "Technology") consists of patents and technology for a non-invasive monitoring of blood flow, perfusion and other cardiovascular and heart measures. There were no stock splits or other changes to the Company securities effected at the time of this name change.

         The Agreement for the Purchase of Assets, dated February 6, 2004, provided for the issuance of 38,000,000 shares of common stock plus two royalty agreements, as consideration for the purchase for a 100% ownership of the HeartSTAT CNBP/BF Technology from a number or Interest Holders, which included the Inventor and a number of investors that have been instrumental and partially responsible for advancing the HEARTSTAT CNBP/BF technology to its current status. In addition, the Company assumed $20,000 of notes payable. At February 6, 2004, the Company's former board of directors and shareholders approved the terms of the Agreement for the Purchase of HEARTSTAT CNBP/BF Technology Assets. This agreement was accounted for as an arms length transaction as none of the Interest Holders that received stock in this transaction in exchange for their ownership of the HEARTSTAT CNBP/BF Technology assets were previous shareholders, directors or officers HEARTSTAT Technology, Inc. prior to the completion of the transaction.

         As part of the Agreement, the Company agreed to a Commercialization Partnership Agreement (Exhibit B to the Agreement) with the Interest Holders whereby the Interest Holders agreed that Ted Russell, the inventor of the technology, could exclusively license in perpetuity the HEARTSTAT CNBP/BF Technology for the purpose of financing and concluding product commercialization activities if the Company were to fail to raise at least $2,500,000 of net proceeds for product development by September 6, 2005. The Company was given a 90-day period to cure the financing inadequacy to prevent the license from being effected. The terms of the license would include a provision that Mr. Russell, or an independent entity would repay the Company for any actual investment capital received at the rate of 20% of any net income of Mr. Russell's independent commercial operations of producing derivative products using the HeartSTAT CNBP/BF Technology. In addition, the Company would receive a royalty on net revenues of such derivative products as follows:

         1. A royalty equal to 3% of net revenues if at lest $1.3 million of investment capital was received
         2.   A royalty  equal to 2% of net revenues  if at least  $650,000  but less than $1.3 million of investment capital was received, or
         3.   A royalty equal to 1% of  net revenues if  less  than  $650,000 of investment capital was received.

         On August 15, 2005, due to the Company's inability to raise the required $2,500,000, Mr. Ted Russell and HeartSTAT, Inc. executed an Asset Transfer Agreement with the Company for the sale of the Technology to HeartSTAT, Inc., a private company controlled by Mr. Ted Russell, to permit Mr. Russell to continue the private funding of and commercialization of the Technology as a private entity. The Company will receive the following in exchange for the assets:

              o Mr. Russell and the Hull Family will return 20,000,000 shares of the Company's common stock to treasury, which accounts for 41.3% of the issued and outstanding stock in the company.

              o   HeartSTAT,  Inc.   will   issue   98,207   shares   of   stock
                  (representing 8.7% equity interest in HeartSTAT, Inc.) and a $70,000 promissory note.

              o Mr. Russell and HeartSTAT, Inc. will fully release the Company from payment of all amounts owed to them.

         Mr. Russell and Mr. Pat Maley resigned immediately prior to the filing of this report as officers and directors of the Company.

         Upon completion of this transaction, the Company will continue its technology business development focus with its equity position in HeartSTAT, Inc. and with future operations.

EMPLOYEES

         The company currently has only one full time employee and one part time executive employee.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently has its principal executive offices located at 530 Wilshire Blvd, Suite 304, Santa Monica, CA 90401. This space represents a portion of the 670 square feet of office space and is subleased from FutureVest, Inc. (Formerly Diamond WorldWide)


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to, and its property is not the subject of, any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been trading on the over-the-counter pink sheet ("Pink Sheets") under the symbol "HSTA" effective March 1, 2004. The common stock was first listed on June 9, 1998 under the symbol "PUBS" and traded under that symbol until April 5, 1999. From April 6, 1999 to August 9, 1999, the stock traded under the symbol "CIIT". From August 10, 1999 to November 27, 2000 the stock traded under the symbol "TMDN" and from November 28, 2000 to February 29, 2004 the stock traded under the symbol of "TECF". The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         FISCAL QUARTER ENDING                       HIGH BID          LOW BID

         June 30, 2003.............................  $   0.01         $   0.01
         September 30, 2003........................  $   0.01         $   0.01
         December 31, 2003.........................  $   0.01         $   0.01
         March 31, 2004............................  $   0.60         $   0.60
         June 30, 2004.............................  $   0.70         $   0.70
         September 30, 2004........................  $   0.65         $   0.65
         December 31, 2004.........................  $   0.50         $   0.50
         March 31, 2005............................  $   0.11         $   0.11
         June 30, 2005.............................  $   0.06         $   0.06

         On September 30, 2005, the closing price for the common stock was $0.05

         As of September 2, 2005, there were 944 record holders of our common stock. Since our inception, no cash dividends have been declared on our common stock.


ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The acquisition of the HEARTSTAT CNBP/BF Technology assets was accounted for as an acquisition of assets as opposed to a reverse merger due to the fact that there was organized operating company that owned or operated the HEARTSTAT CNBP/BF system in the past 2 years while the technology was in its R&D phases. (FOR MORE INFORMATION ON THE ACCOUNTING POLICIES USED PLEASE CONSULT THE NOTES TO THE FINANCIAL STATEMENTS). A predecessor sensing part of the system used for the HEARTSTAT CNBP/BF technology assets had a number of investors, that invested in this predecessor part of the system over the past 10 years.

         During the fiscal year ended December 31, 2004, the Company conducted only limited operations, which were focused on obtaining financing to develop the acquired Technology. Such efforts included the filing of a registration statement under the Securities Exchange Act of 1934, as management believed that being a reporting company would enhance financing opportunities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

IMPAIRMENT OF LONG-LIVED ASSETS.

         Our long-lived assets include property, equipment and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates change in the future we may be required to record impairment charges against these respective assets.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003.

         We operated as Tec Factory for the fiscal year ended December 31, 2003. During that year, the Company had negligible operations. We completed the acquisition of the Technology in the first quarter of 2004. We had debited goodwill in the amount of $58,000 to account for the acquisition of the Technology, which amount consisted of $38,000 for the issuance of 38,000,000 shares at $0.001 per share and the assumption of $20,000 of notes payable.

         We have not yet generated revenues. Operating expenses consisted of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses as well as payroll and related expenses for development personnel and consultants. Operating expenses were $222,003 for fiscal 2004, as compared to $21,000 for fiscal 2003 due to a $58,000 impairment charge in 2004 and the increased level of activity in 2004. The Company performed its annual impairment test of its existing goodwill and concluded that an impairment existed at December 31, 2004. Factors considered led to a substantial doubt by the Company to recover its investment due to a lack of certainty in future cash flows calculated on an undiscounted basis. In addition, based on the Company's fair market value estimate, the related write-down was required to record the intangible asset to its fair market value.

         Accordingly, the net loss was $230,818 for fiscal 2004, as compared to $21,000 for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, the Company had a working capital deficit of $25,752, as compared to a working capital deficit of $42,000 at December 31, 2003. The Company had no cash at December 31, 2004, but maintains an agreement with FutureVest, Inc. (formerly Diamond WorldWide) a related company, to continue to finance operations.

         The Company has been funded and continues to be funded by FutureVest, Inc. (formerly Diamond WorldWide), which will continue to fund the operating and development expenses of the Company. All monies advanced to the Company by Diamond WorldWide accrue interest at 8% per annum. At December 31, 2004, $184,566 of long-term debt and $7,493 of interest was owed to FutureVest, Inc.

PLAN OF OPERATION

         The Company will be changing its name and pursuing other opportunities in the area of technology development. For the near term, the Company will be dependent upon financing provided by its shareholders and related parties to sustain operations.


ITEM 7.  FINANCIAL STATEMENTS

         See the pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Bongiovanni & Associates was appointed as our principal accountants as of March 15, 2004. On August 15, 2005 our CEO and Board of Directors approved Bongiovanni and Associates to complete the audit for year end December 31, 2004. Bongiovanni & Associates also completed the audited financial statements for the fiscal year ended December 31, 2002 and December 31, 2003. During the three most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted Bongiovanni & Associates regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

         Prior to the engagement of Bongiovanni and Associates the company did not have an independent auditor of record.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the

Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date it carried out its evaluation. It was management's assessment that the delay in filing this report was due primarily to the Company's change in plans with respect to its business operations.

         Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange
Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


ITEM 8B. OTHER INFORMATION

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our executive officers and directors are:

         NAME                      AGE     POSITION
         Garrett K. Krause          38     Chief Executive Officer and Director

         Our directors are elected annually by our shareholders and our officers are appointed annually by our board of directors. Any vacancies in our board to be are filled by the board itself. Set forth below is a brief description of the recent employment and business experience of our sole executive officer and director.

GARRETT K. KRAUSE, CHIEF EXECUTIVE OFFICER& DIRECTOR

         As of August 15, 2005, Garrett K. Krause became a director and was elected as our Chairman and Chief Executive Officer. Since 1992, Mr. Krause has been the Managing Director of eAngels Equity, LLC, an angel investor network, based in Miami, Florida. eAngels Equity, LLC participates in the investment in the real estate, financial services, media, entertainment, and technology industries. Mr. Krause studied finance at University of Calgary before starting his private investment and entrepreneurial ventures.

CONFLICTS OF INTEREST

         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Insofar as the officers and directors are engaged in other business activities, we anticipate they will devote only a minor amount of time to our affairs.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

--------------------------------------------------------------------------------
REPORTING PERSON              DATE REPORT DUE                DATE REPORT FILED
--------------------------------------------------------------------------------
Ted W. Russell              Form 3 due 12/29/04                   01/07/05
--------------------------------------------------------------------------------
Garrett K. Krause           Form 3 due 12/29/04                   01/07/05
--------------------------------------------------------------------------------
James Hudson                Form 3 due 12/29/04                   01/07/05
--------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------

                                                                                   LONG TERM COMPENSATION
                                                                           --------------------------------------
                                                                                     AWARDS            PAYOUTS
                                         ANNUAL COMPENSATION               --------------------------------------
                           ------------------------------------------------
                                                                 OTHER      RESTRICTED   SECURITIES
   NAME AND PRINCIPAL                                            ANNUAL       STOCK      UNDERLYING      LTIP       ALL OTHER
       POSITION                                                 COMPENSA-    AWARD(S)     OPTIONS/      PAYOUTS     COMPENSA-
                             YEAR    SALARY ($)    BONUS ($)     TION ($)      ($)        SARS (#)        ($)        TION ($)
------------------------------------------------------------------------------------------------------------------------------
 James R. Hudson (1)<F1>     2004        -0-          -0-          -0-          -0-          -0-          -0-          -0-
 Ted Russell (2)<F2>         2004        -0-          -0-        -60,000-       -0-          -0-          -0-          -0-
 Robert G. Taylor (3)<F3>    2003        -0-          -0-          -0-          -0-          -0-          -0-          -0-
                             2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
------------------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> Mr. Hudson served as President from April 1, 2004 to February 5, 2005 and as Chief Executive Officer from October 8, 2004 to February 5, 2005.
(2)<F2> Mr. Russell served as Chief Executive Officer from April 1, 2004 to October 8, 2004. He was the President from November 1, 2004 to August 15, 2005. Mr. Russell was not an officer or director of the Company at the time we filed our registration statement on Form 10-SB (October 20, 2004).
(3)<F3> Mr. Taylor was the President from January 2001 through February 27, 2004. He had no compensation from the company.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------

                                                  INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------
                             NUMBER OF SECURITIES      PERCENT OF TOTAL
                                  UNDERLYING         OPTIONS/SARS GRANTED   EXERCISE OR BASE PRICE
          NAME               OPTIONS/SARS GRANTED      TO EMPLOYEES IN               ($/SH)           EXPIRATION DATE
                                     (#)                 FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
       James Hudson                  -0-                      --                      --                   --
       Ted Russell                   -0-                      --                      --                   --
     Robert G. Taylor                -0-                      --                      --                   --
----------------------------------------------------------------------------------------------------------------------

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                        NUMBER OF SECURITIES
                                                                             UNDERLYING         VALUE OF UNEXERCISED
                                                                            UNEXERCISED             IN-THE-MONEY
                                                                          OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                        FISCAL YEAR END (#)     FISCAL YEAR END ($)
                          SHARES ACQUIRED ON                           -----------------------------------------------
        NAME                 EXERCISE (#)        VALUE REALIZED ($)         EXERCISABLE/            EXERCISABLE/
                                                                           UNEXERCISABLE           UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
     James Hudson                 -0-                    -0-                  -0-/-0-                  -0/-0-
      Ted Russell                 -0-                    -0-                  -0-/-0-                 -0-/-0-
   Robert G. Taylor               -0-                    -0-                  -0-/-0-                 -0-/-0-
----------------------------------------------------------------------------------------------------------------------

         We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

         Effective April 1, 2004, Mr. Russell signed a five-year employment agreement which was to start upon commencement of full R&D operations. He received monthly compensation of $5,000 from April 1, 2004 to September 1, 2004, which increased to $7,500 monthly beginning October 1, 2004.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of September 30, 2005:

-----------------------------------------------------------------------------------------------------------------
                                                               AMOUNT AND NATURE OF           PERCENT OF CLASS
  NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                 BENEFICIAL OWNERSHIP                (2)<F2>
-----------------------------------------------------------------------------------------------------------------
Ted W Russell
44 Middle Beach Rd West
Madison, CT 06443                                                 19,599,997 (3)<F3>                40.5%
-----------------------------------------------------------------------------------------------------------------
Garrett K. Krause
23852 PCH, #736
Malibu, CA 90265                                           15,000,000 (3)<F3> (4)<F4> (5)<F5>       31.0%
-----------------------------------------------------------------------------------------------------------------
SolutionMed Ventures
C/O G.K. Krause
1521 Alton Road, #352                                       4,000,000 (3)<F3> (4)<F4> (5)<F5>        8.3%
Miami Beach, FL  33139
-----------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------
                                                               AMOUNT AND NATURE OF           PERCENT OF CLASS
  NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                 BENEFICIAL OWNERSHIP                (2)<F2>
-----------------------------------------------------------------------------------------------------------------
FutureVest MicroCap Fund
C/O G.K. Krause
1521 Alton Road, #352                                       4,000,000 (3)<F3> (4)<F4> (5)<F5>        8.3%
Miami Beach, FL  33139
-----------------------------------------------------------------------------------------------------------------
eAngels Technology Fund
C/O G.K. Krause
1521 Alton Road, #352                                       3,000,000 (3)<F3> (4)<F4> (5)<F5>        6.2%
Miami Beach, FL  33139
-----------------------------------------------------------------------------------------------------------------
Diamond Ventures
C/O G.K. Krause
1521 Alton Road, #352                                       4,000,000 (3)<F3> (4)<F4> (5)<F5>        8.3%
Miami Beach, FL  33139
-----------------------------------------------------------------------------------------------------------------
All officers and directors as a group (1 person)                    34,599,997                      71.5%
-----------------------------------------------------------------------------------------------------------------
-------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 48,402,887 shares of Common Stock outstanding as of September 30, 2005. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from September 30, 2005, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Mr. Ted W. Russell and Mr. G.K Krause through the eAngels Syndicate may be deemed to be the "parents" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

(4)<F4> Includes 4,000,000 shares owned of record by FutureVest MicroCap Fund; 3,000,000 shares owned by eAngels Technology Fund; 4,000,000 shares owned by SolutionMed Ventures and 4,000,000 shares owned by Diamond Ventures.

(5)<F5> Garrett K. Krause is an investment manager that manages equity investments and partnerships for the eAngels Syndicate of investors. Mr. Garrett K. Krause is deemed the beneficial owner a total of 15 million shares or 31.0% of the total outstanding common stock pursuant to note (4)

CHANGES IN CONTROL

         On August 15, 2005 the Company entered into a Asset Transfer Agreement. Immediately prior to the filing of this report, Mr. Ted Russell and Mr. Patrick Maley resigned their positions and upon closing of the Asset Transfer Agreement, Mr. Russell will return his stock back to the Company, resulting in a change in control of the Company.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Common Stock of the Company, as of the completion and closing of the Asset Transfer Agreement which is scheduled to close immediately subsequent to the filing of this 10KSB.

-------------------------------------------------------------------------------------------------------------------
                                                               AMOUNT AND NATURE OF            PERCENT OF CLASS
 NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                  BENEFICIAL OWNERSHIP                 (2)<F2>
-------------------------------------------------------------------------------------------------------------------
Garrett K. Krause
23852 PCH, #736
Malibu, CA 90265                                          15,000,000 (3)<F3> (4)<F4> (5)<F5>          52.8%
-------------------------------------------------------------------------------------------------------------------
SolutionMed Ventures
C/O G.K. Krause
1521 Alton Road, #352                                      4,000,000 (3)<F3> (4)<F4> (5)<F5>          14.1%
Miami Beach, FL  33139
-------------------------------------------------------------------------------------------------------------------
FutureVest MicroCap Fund
C/O G.K. Krause
1521 Alton Road, #352                                      4,000,000 (3)<F3> (4)<F4> (5)<F5>          14.1%
Miami Beach, FL  33139
-------------------------------------------------------------------------------------------------------------------
eAngels Technology Fund
C/O G.K. Krause
1521 Alton Road, #352                                      3,000,000 (3)<F3> (4)<F4> (5)<F5>          10.6%
Miami Beach, FL  33139
-------------------------------------------------------------------------------------------------------------------
Diamond Ventures
C/O G.K. Krause
1521 Alton Road, #352                                      4,000,000 (3)<F3> (4)<F4> (5)<F5>          14.1%
Miami Beach, FL  33139
-------------------------------------------------------------------------------------------------------------------
All officers and directors as a group  (1 person)                     15,000,000                      52.8%
-------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 28,402,887 shares of Common Stock outstanding as of the closing of the Asset Transfer Agreement subsequent to this filing. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from September 30, 2005, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Mr. Garrett K. Krause through the eAngels Syndicate may be deemed to be the "parent" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

(4)<F4> Includes 4,000,000 shares owned of record by FutureVest MicroCap Fund; 3,000,000 shares owned by eAngels Technology Fund; 4,000,000 shares owned by SolutionMed Ventures and 4,000,000 shares owned by Diamond Ventures.

(5)<F5> Garrett K. Krause is an investment manager that manages equity investments and partnerships for the eAngels Syndicate of investors. Mr. Garrett K. Krause is deemed the beneficial owner a total of 15 million shares or 52.8% of the total outstanding common stock pursuant to note (4)

STOCK OPTION PLANS

         On September 30, 2004, our shareholders adopted a stock option plan, under which an aggregate of 5,000,000 shares of common stock are reserved for issuance pursuant to the exercise of stock options. These options may be granted to our employees, officers, directors, and consultants. We may also make awards of restricted stock under this plan. Shares issued under this plan are "restricted" in the sense that they are subject to repurchase by us at cost during the vesting period.

         The plan is designed to (i) induce qualified persons to become employees, officers, or directors of us; (ii) reward such persons for past services to us; (iii) encourage such persons to remain in our employ or associated with us; and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of our business. Transactions under the plan are intended to comply with all applicable provisions under the Securities Exchange Act of 1934. This plan will remain in effect until September 30, 2014, unless soon terminated by the Board of Directors.

         Our board of directors administers the plan and determines:

    o    who will be granted options or awards;
    o    when options or awards will be granted;
    o    the number of options or shares to be granted;
    o which options may be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, versus non-qualified options which are not intended to so qualify;
    o    the time or times when each option becomes exercisable;
    o    the duration of the exercise period for options;
    o the form or forms of the instruments evidencing options or awards granted under the plan;
    o    the purchase price of the shares issued under the plan;
    o the period or periods of time during which we will have a right to repurchase the shares; and
    o    the terms and conditions of such repurchase.

         The board may adopt, amend, and rescind such rules and regulations as in its opinion may be advisable for the administration of the plan. It may amend the plan without shareholder approval where such approval is not required to satisfy any statutory or regulatory requirements. The board also may construe the plan and the provisions in the instruments evidencing options granted under the plan to employee and officer participants. The board has the power to make all other determinations deemed necessary or advisable for the administration of the plan. The board may not adversely affect the rights of any participant without the consent of such participant.

         The plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations resulting in stock splits or combinations or exchanges of shares.

         The board may select participants in the plan from employees and officers of us and our subsidiaries and consultants to us and our subsidiaries. In determining the persons to whom options and awards will be granted and the number of shares to be covered by each option, the board will take into account the duties of the respective persons, their present and potential contributions to our success, and such other factors as the board deems relevant to accomplish the purposes of the plan.

         STOCK OPTIONS. Only employees of us and our subsidiaries, as the term "employee" is defined for the purposes of the Internal Revenue Code will be entitled to receive incentive stock options. The option price of any incentive stock option may be not less than 100% of the fair market value per share on the date of grant of the option; provided, however, that any incentive stock option granted under the plan to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the fair market value per share on the date of grant of the incentive stock option. The exercise period of options granted under the plan may not exceed ten years from the date of grant thereof. Incentive stock options granted to a person owning more than ten percent of the total combined voting power of our common stock will be for no more than five years. Except in the case of options granted to disinterested directors who administer the plan, the board will have the authority to accelerate or extend the exercisability of any outstanding option at such time and under such circumstances as it, in its sole discretion, deems appropriate. However, no exercise period may be extended to increase the term of the option beyond ten years from the date of the grant.

         An option may not be exercised unless the optionee then is an employee, officer, or consultant of us or our subsidiaries, and unless the optionee has remained continuously as an employee, officer, or consultant since the date of grant of the option. If the optionee ceases to be an employee, officer, or consultant other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate three months after the date the optionee ceases to be an employee, officer or consultant. All options that are not vested to an optionee, under the conditions stated in this paragraph for which employment ceases, will immediately terminate on the date the optionee ceases employment or association.

         If an optionee dies while an employee, officer or consultant, or if the optionee's employment, officer, or consultant status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within one year after the date of death or disability of said optionee, by the optionee or by the optionee's estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

         Options granted under the plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order. Options may be exercised, during the lifetime of the optionee, only by the optionee and thereafter only by his legal representative. An optionee has no rights as a shareholder with respect to any shares covered by an option until the option has been exercised.

         Unless otherwise specified in an optionee's agreement, options granted under the plan will become vested with the optionee over the course of four years from date of grant under the following schedule: 25% upon the first anniversary of the option grant and the remaining 75% monthly over the following 36 months.

         RESTRICTED STOCK AWARDS. Shares issued under the plan will be evidenced by a written restricted stock purchase agreement between us and the participant. Shares issued under the plan are transferable only if the transferee agrees to be bound by all of the terms of the plan, including our right to repurchase the shares, and only if such transfer is permissible under federal and state securities laws. To facilitate the enforcement of the restrictions on transfer, the board may require the holder of the shares to deliver the certificate(s) for such shares to be held in escrow during the period of restriction.

         OUTSTANDING OPTIONS. As of September 30, 2005 there were no options granted under this plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

         The Company currently has its headquarters operations in Santa Monica, California by subleasing office space from FutureVest, Inc. (formerly Diamond WorldWide). Term of the lease is month to month and the rent is $250 per month and started on January 1, 2005. At December 31, 2004, the Company owed $184,566 to FutureVest, Inc. pursuant to an unsecured revolving line of up to $750,000. Interest accrues at 8% per annum and the entire balance is due December 31, 2007. This debt is convertible into shares of common stock of the Company at a price of $0.35 per share. Also as of December 31, 2004, $7,493 was owed to FutureVest, Inc. for accrued interest.

         As per the terms of February 6, 2004 Agreement for the Purchase of Assets there were two royalties payable by the Company to SolutionMED Ventures of 1.2% and CNPB, Inc. (owned by the inventor, Ted Russell and his spouse) of 2.2% on all product revenues related to HEARTSTAT CNBP/BF Technology. SolutionMED Ventures is a related company as it is part of the eAngels Syndicate of investors, managed by Garrett K. Krause. As no revenues were generated during 2004, no royalty payments were made. Upon the consummation of the Asset Transfer Agreement, the Company will no longer be subject to such royalty obligations.

         Garrett K. Krause through the eAngels Syndicate is the beneficial owner of 15,000,000 shares through the investment funds; SolutionMed Ventures, FutureVest MicroCap Fund, eAngels Technology Fund and Diamond Ventures.

         As part of the Agreement for the Purchase of Assets, the Company agreed to a Commercialization Partnership Agreement (Exhibit B to the Agreement) with the Interest Holders whereby the Interest Holders agreed that Ted Russell, the inventor of the technology, could exclusively license in perpetuity the HEARTSTAT CNBP/BF Technology for the purpose of financing and concluding product commercialization activities if the Company were to fail to raise at least $2,500,000 of net proceeds for product development by September 6, 2005. The Company was given a 90-day period to cure the financing inadequacy to prevent the license from being effected. The terms of the license would include a provision that Mr. Russell, or an independent entity would repay the Company for any actual investment capital received at the rate of 20% of any net income of Mr. Russell's independent commercial operations of producing derivative products using the HEARTSTAT CNBP/BF Technology. In addition, the Company would receive a royalty on net revenues of such derivative products as follows:

         1. A royalty equal to 3% of net revenues if at lest $1.3 million of investment capital was received
         2.   A royalty equal to 2% of net  revenues  if at least  $650,000  but less than $1.3 million of investment capital was received, or
         3.   A royalty equal  to 1% of  net revenues if  less than  $650,000 of investment capital was received.

         On August 15, 2005, in relation to the Company's inability to raise the required $2,500,000, Mr. Ted Russell and HeartSTAT, Inc. executed an Asset Transfer Agreement with the Company for the sale of the Technology to HeartSTAT, Inc., a private company controlled by Mr. Ted Russell, to facilitate the ability of Mr. Russell to continue the private funding of and commercialization of the Technology. The Company will receive the following in exchange for the assets:

              o Mr. Russell and the Hull Family will return 20,000,000 shares of the Company's common stock to treasury, which accounts for 41.3% of the issued and outstanding stock in the company.

              o    HeartSTAT,  Inc.  will   issue   98,207   shares   of   stock
                   (representing 8.7% equity interest in HeartSTAT, Inc.) and a $70,000 promissory note.

              o Mr. Russell and HeartSTAT, Inc. will fully release the Company from payment of all amounts owed to them.

         Mr. Russell and Mr. Pat Maley, who were not officers or directors at the time we filed our registration statement on Form 10-SB (October 20, 2004), resigned immediately prior to the filing of this report as officers and directors of the Company. At December 31, 2004, $24,500 was owed to HeartSTAT, Inc. as long-term debt and $1,321 was owed to HeartSTAT, Inc. for accrued interest on that debt. Also at December 31, 2004, the Company owed Ted Russell $7,500 under the terms of his employment contract.

ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                                   EXHIBIT
--------------------------------------------------------------------------------
   3.1          Certificate of Incorporation, as amended (1)
--------------------------------------------------------------------------------
   3.2          Bylaws (1)
--------------------------------------------------------------------------------
  10.1 Agreement for the Purchase of Assets with the Interest holders of the HEARTSTAT CNBP/BF Technology (1)
--------------------------------------------------------------------------------
  10.2          Employment Agreement of Ted Russell (1)
--------------------------------------------------------------------------------
  10.3          2004 Stock Option Plan (1)
--------------------------------------------------------------------------------
  10.4          SolutionMed Ventures Royalty Agreement (1)
--------------------------------------------------------------------------------
  10.5          CNBP, Inc. Royalty Agreement (1)
--------------------------------------------------------------------------------
  10.6 Asset Purchase Agreement dated as of August 15, 2005, by and between HeartSTAT, Inc., Ted W. Russell, and HeartSTAT Technology, Inc. (2)
--------------------------------------------------------------------------------
  10.7          Escrow Agreement dated as of August 15, 2005 (2)
--------------------------------------------------------------------------------
  10.8          Convertible Promissory Note to Diamond WorldWide, Inc.
--------------------------------------------------------------------------------
----------------------

(1) Incorporated by reference to the exhibits filed with the registrant's registration statement on Form 10-SB, file no. 0-50993.

(2) Incorporated by reference to the exhibits filed with the registrant's amended current report on Form 8-K dated August 15, 2005, file no. 0-50993.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         For the fiscal years ended December 31, 2004 and 2003, our principal accountant is expected to bill approximately $9,000 and billed $9,000, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-SB filing.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

         There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal years 2004 and 2003.

ALL OTHER FEES

         There were no other fees billed by our principal accountant other than those disclosed above for fiscal years 2004 and 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board of directors in accordance with procedures for the Company approved all of the services described above.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HEARTSTAT TECHNOLOGY, INC.



Date:    October 31, 2005                   By:    /s/ GARRETT K. KRAUSE
       -------------------                     ---------------------------------
                                                  Garrett K. Krause, CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                   Chief Executive Officer and
                                   Director (Principal Executive,
/s/ GARRETT K. KRAUSE              Financial, and Accounting Officer)           October 31, 2005
------------------------------
Garrett K. Krause


                                  ------------

                              FINANCIAL STATEMENTS

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)

                           DECEMBER 31, 2004 AND 2003

                                  ------------






















                                           BONGIOVANNI & ASSOCIATES
                                           ------------------------
                                           CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS



                                                                PAGE(S)

FINANCIAL STATEMENTS:

        Balance Sheet                                               F-4

        Statements of Operations                                    F-5

        Statement of Stockholders' Deficit                          F-6

        Statements of Cash Flows                                    F-7

        Notes to Financial Statements                        F-8 -F- 17

BONGIOVANNI & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
                                                17111 Kenton Drive - Suite 100-B
                                                 Cornelius, North Carolina 28031
================================================================================

To the Board of Directors and Stockholders:
HeartSTAT Technology, Inc.
FKA Tec Factory, Inc.
530 Wilshire Blvd, #736
Santa Monica, CA 90401

We have audited the accompanying balance sheet of HeartSTAT Technology, Inc. (FKA Tec Factory, Inc.) (a Delaware corporation) as of December 31, 2004 and the related statements of operations, stockholders' deficit, and cash flows for the two years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of HeartSTAT Technology, Inc. (FKA Tec Factory, Inc.) as of December 31, 2004 and the results of its operations and its cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

September 21, 2005

/s/ BONGIOVANNI & ASSOCIATES, P.A.

Bongiovanni & Associates, P.A.
Charlotte, North Carolina

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA Tec Factory, Inc.)
                                  Balance Sheet
                              AT DECEMBER 31, 2004
================================================================================

                                     ASSETS

CURRENT ASSETS
   Cash                                                               $               -
   Prepaid Expense                                                                1,517
                                                                      ------------------
      TOTAL CURRENT ASSETS                                                        1,517
                                                                      ------------------

OTHER ASSETS
   Goodwill                                                                           -
                                                                      ------------------
      TOTAL OTHER ASSETS                                                              -
                                                                      ------------------

      TOTAL ASSETS                                                    $           1,517
                                                                      ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                              $          10,954
   Accrued Interest - Related Parties                                             8,815
   Other Trade Payables - Related Parties                                         7,500
                                                                      ------------------
      TOTAL CURRENT LIABILITIES                                                  27,269
                                                                      ------------------

LONG TERM LIABILITIES
   Convertible Notes Payable - Related Parties                                  209,066
                                                                      ------------------
      TOTAL LONG TERM LIABILITIES                                               209,066
                                                                      ------------------

      TOTAL LIABILITIES                                                         236,335
                                                                      ------------------

STOCKHOLDERS' DEFICIT
   Common Stock (80,000,000 shares authorized, 48,402,887
     shares issued  and outstanding, par value $.001)                            48,403
   Convertible Preferred Stock (5,000,000 shares authorized, no
     shares issued  and outstanding, par value $.001)                                 -
   Retained Deficit                                                            (283,221)
                                                                      ------------------
      TOTAL STOCKHOLDERS' DEFICIT                                              (234,818)
                                                                      ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $           1,517
                                                                      ==================


                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA Tec Factory, Inc.)
                            Statements of Operations
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

                                                                 Year Ended                     Year Ended
                                                             December 31, 2004               December 31, 2003
                                                             -----------------               -----------------
REVENUES:
   Sales                                                     $              -                $              -
   Cost of sales                                                            -                               -
                                                             -----------------               -----------------
      GROSS PROFIT                                                          -                               -

OPERATING EXPENSES:
   General and Administrative                                         102,003                          21,000
   Consulting R&D Expenses                                             62,000                               -
   Impairment Expense of Intangible Assets                             58,000                               -
                                                             -----------------               -----------------
      TOTAL OPERATING EXPENSES                                        222,003                          21,000
                                                             -----------------               -----------------

      LOSS FROM OPERATIONS                                           (222,003)                        (21,000)

OTHER EXPENSES:
   Interest Expense                                                     8,815                               -
                                                             -----------------               -----------------
      TOTAL OTHER EXPENSES                                              8,815                               -
                                                             -----------------               -----------------

      NET LOSS                                                       (230,818)                        (21,000)
                                                             -----------------               -----------------

Basic and Fully Diluted Net Loss per Share                   $          (0.01)               $             **
                                                             =================               =================

Weighted Average Shares Outstanding                                39,345,353                      10,402,887
                                                             =================               =================


              ** Less than $0.01


                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA Tec Factory, Inc.)
                       Statement of Stockholders' Deficit
                    FOR THE YEARS DECEMBER 31, 2004 AND 2003
================================================================================

                                                                                                    Additional
                                             Common         Common      Preferred    Preferred        Paid in         Retained
                                              Stock         Shares        Stock        Shares         Capital          Deficit
                                         ----------------------------------------------------------------------------------------
Balances, January 1, 2003                $    10,403      10,402,887   $        -    $      -       $        -       $   (31,403)

Net Loss for they year                             -               -            -           -                -           (21,000)
                                         ----------------------------------------------------------------------------------------

Balances, January 1, 2004                     10,403      10,402,887            -           -                -           (52,403)

Common stock issued for acquistion
   of impaired goodwill                       38,000      38,000,000            -           -                -                 -

Net Loss for the year                              -               -            -           -                -          (230,818)
                                         ----------------------------------------------------------------------------------------

Balances, December 31, 2004              $    48,403      48,402,887   $        -    $      -       $        -       $  (283,221)
                                         ========================================================================================


                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA Tec Factory, Inc.)
                            Statements of Cash Flows
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

                                                                       2004               2003
                                                                 ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $      (230,818)    $     (21,000)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
         Impairment of Goodwill                                           58,000                 -
      Increase in operating assets
         Prepaid Expense                                                  (1,517)                -
      Decrease in operating liabilities
         Other trade payable - related parties                             7,500                 -
         Accounts payable and accrued expenses                           158,020            21,000
         Accrued interest - Related Parties                                8,815                 -
                                                                 ----------------    --------------
         NET CASH USED IN OPERATING ACTIVITIES                                 -                 -
                                                                 ----------------------------------

         NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                      -                 -
                                                                 ----------------    --------------

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                     -                 -
                                                                 -----------------   --------------
         End of year                                             $             -     $           -
                                                                 =================   ==============

OTHER NON-CASH FINANCING ACTIVITIES:
Incurrence of notes payable for purchase of goodwill             $        20,000     $           -
                                                                 =================   ==============

Issuance of common shares for purchase of goodwill               $        38,000     $           -
                                                                 =================   ==============


                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND  -  HeartSTAT  Technology,  Inc.  (FKA  "Tec  Factory,  Inc.")  ("The
Company") was organized under the laws of the State of Delaware on October 12, 1995 as a corporation. The original name of the Company was Hospital Software of America, Inc. On February 13, 2004, the Company legally changed its name to HeartSTAT Technology, Inc. via a Certificate of Amendment of Certificate of Incorporation as filed with the State of Delaware. The Company entered into an Agreement for the Purchase of Assets, dated February 6, 2004 that provided for the issuance of 38,000,000 shares of common stock and the assumption of $20,000 of debt plus two royalty agreements as consideration for the purchase for a 100% ownership of the medical technology. At February 6, 2004, the Company's board of directors and shareholders approved the terms of the HeartSTAT Agreement for the Purchase of Assets. This agreement was accounted for as an arms length transaction. The objective of the share exchange was for the Company to enter into the field of non-invasive monitoring of blood flow.

The Company had previously operated as a technology acquisition and development company under the name of Tec Factory, Inc.

BASIS OF PRESENTATION - The financial statements included herein include the accounts of HeartSTAT Technology, Inc. (FKA Tec Factory, Inc.) prepared under the accrual basis of accounting.

MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including prepaid expense, accounts payable and accrued expenses, accrued interest and payable to related parties approximated fair value because of the immediate short-term maturity of these instruments.

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss-carry forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The income tax benefit consists of taxes currently refundable due to net operating loss carry back provisions for federal and state governments. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

LOSS PER SHARE - The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

COMPREHENSIVE INCOME (LOSS) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the financial statements.

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')

RECENT ACCOUNTING PRONOUNCEMENTS - In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123" ("SFAS No. 148"), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more promineI1t disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of this standard did not have any impact on the Company's financial statements.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have an impact on the Company's financial statements.

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this Standard did not have any impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard did impact the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. The Company already records the expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')

RECENT ACCOUNTING PRONOUNCEMENTS (CONT.) - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.

In December 2003, the issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," rescinded the accounting guidance contained in SAB No. 101, "Revenue Recognition in Financial Statements," and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The Company's adoption of SAB No. 104 did not have any impact on its financial statements.

In March 2004, the FASB ratified EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1"), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 14, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company's adoption of the requirements did not have a significant impact on the Company's disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock" ("EITF 02-14"). EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not have a significant impact on the Company's financial statements.

NOTE B - ASSET ACQUISITION AGREEMENT

On February 6, 2004 the Company completed an asset acquisition agreement whereby the Company issued 38,000,000 shares of its common stock to various interest holders and assumed $20,000 in note payables in exchange for a technology that will be used for monitoring patient blood flow, perfusion, and other cardiovascular and heart values.

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

NOTE C - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible notes payable - related parties at December 31, 2004 consist of the following:

Revolving   line   for   $50,000
payable  to  a   related   party
company  bearing 8.00% interest,
unsecured.  No  monthly payments
of  principal  and interest with
maturity  due December 31, 2006.
Debt is convertible  into common
stock of the Company  at a price
per share of $.35.
                                 Current balance at December 31, 2004 is $24,500

Unsecured  revolving   line  for
$750,000  payable  to a  company
related through common director-
ship  and  ownership bearing  8%
interest.  Entire   balance   of
principal  matures  on  December
31, 2007.  Debt  is  convertible
into common stock of the Company
at a price per share of $.35.
                                Current balance at December 31, 2004 is $184,566


         Total convertible debts outstanding              $ 209,066
         Less: current portion                                  -0-
                                                          ---------
         Long-term portion                                $ 209,066
                                                          =========

Principal maturities of convertible notes payable - related parties as of December 31, 2004 for the next five years and thereafter is as follows:

2005                $       -0-
2006                     24,500
2007                    184,566
2008                        -0-
2009                        -0-
                    -----------
Total               $   209,066
                    ===========

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

NOTE  D - COMMITTMENTS

Pursuant to the aforementioned agreement for the purchase of assets, the Company is committed to 2.2% and 1.2% gross royalty payments to other related entities. These percentages are based on total net revenues (net of product returns) and any third party license royalties per each of the agreements.

The Company is also committed to an employment agreement with its officer. Pursuant to the employment agreement, the Company is committed to paying its officer a base salary of $150,000 per annum only in the event it raises $750,000. Until this event occurs, the Company was obligated to pay a monthly consulting fee to this individual of $5,000 through September 30, 2004. This amount increased to $7,500 per month on October 1, 2004 the term of the agreement is five years. Also, by the seventy-fifth day of each new fiscal year the employee shall be granted a ten-year stock option based on the Company's profit performance for the prior fiscal accounting year. The option is computed based on a number of factors including the Company's income taxes, provided that such pre-tax income exceeds $250,000.

NOTE E - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2004 and 2003 are summarized as follows:

Cash paid during the periods for interest and income taxes:
                                                 2004           2003
                                                 ----           ----
                  Income Taxes                   $ --           $ --
                  Interest                       $ --           $ --

NOTE F - INCOME TAXES

The Company has approximately $151,000 of net operating losses available that expire in various years through the year 2024.

Due to operating losses and the inability to recognize an income tax benefit there from, there is no provision for current federal or state income taxes for the years ended December 31, 2004 and 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

NOTE F - INCOME TAXES (CONT')

The Company's deferred tax asset at December 31, 2004 consists of a net operating loss carry forward calculated using federal and state effective tax rates equating to approximately $51,000 less a valuation allowance in the amount of approximately $51,000 respectively. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $37,000 for the year ended December 31, 2004.

The Company's total deferred tax asset as of December 31, 2004 is as follows:

         Net operating loss carry forwards           $    51,000
         Valuation allowance                             (51,000)
                                                     ------------
                  Net deferred tax asset             $        --
                                                     ============

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2004 and 2003 is as follows:

                                                              2004         2003
                                                              ----         ----
         Income tax computed at the federal statutory rate      34%          34%
         State income taxes, net of federal tax benefit        -0-%         -0-%
                                                              -----        -----
         Valuation allowance                                  (34%)        (34%)
                                                              -----        -----
         Net deferred tax asset                                -0-%         -0-%
                                                              =====        =====

NOTE G - GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $230,818 during 2004 and $21,000 during 2003 respectively, had a net deficiency in equity of $234,818 and a net working capital deficit of $25,752 as of December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

NOTE H - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2004 and 2003.

NOTE I - EQUITY

During the year ended December 31, 2004, the Company legally amended its Articles of Incorporation to increase the number of authorization common shares from 25,000,000 to 80,000,000. The par value of $0.001 remained the same.

During the year ended December 31, 2004, the Company also legally amended its Articles of Incorporation to authorize 5,000,000 convertible preferred shares. These shares have a par value of $0.001. The ratio of convertibility has not yet been determined by the Company.

NOTE  J - RELATED PARTY TRANSACTIONS

Included in the accounts payable in the accompanying balance sheet at December 31, 2004 is $7,500 other trade payable and $8,815 payable to an entity related through former directorship and accrued interest.

NOTE  K - SUBSEQUENT EVENTS

On August 15, 2005, the Company modified, Exhibit B of the original February 6, 2004 asset acquisition agreement and entered into a Asset Transfer Agreement whereby all parties have agreed to the following terms and conditions which provide for closing concurrently with the filing of the Company's Form 10-KSB.

         - The Company will sell the acquired assets back a private company controlled by one of the company's officers in order that this officer can continue with private funding for the development and commercialization of the medical technology. The Company will receive the following in exchange for the assets:

                           HEARTSTAT TECHNOLOGY, INC.
                             (FKA TEC FACTORY, INC.)
                      NOTES TO AUDITED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
================================================================================

NOTE  K - SUBSEQUENT EVENTS (CONT')

         - The officer and other parties will return 20,000,000 shares of common stock to treasury, which accounts for 41.3% of the issued and outstanding stock in the Company at December 31, 2004.

         - The related party will issue 113,207 shares of its common stock (representing 9.99% equity interest in the related party and a $70,000 promissory note to a new company to be formed by that Company and held as a 100% subsidiary. This Company is to be called Alexis BioMedical Technology Fund, Inc.

         -All royalty and employment obligations and commitments would be relinquished at closing of the above transfer.

NOTE L - GOODWILL, NET OF IMPAIRMENT CHARGE

The Company currently does not present any indefinite-lived intangible assets in its balance sheet. For the year ended December 31, 2004 and in accordance with SFAS No. 142, the Company performed its annual impairment test of its existing goodwill and concluded that an impairment existed at that date. The factors considered led to a substantial doubt of the Company to recover its investment due to a lack of certainty in future cash flows calculated on an undiscounted basis. In addition, based its fair market value estimate the related write down was required to record the intangible asset on its fair market value. As a result, the Company recorded an impairment charge in the amount of $58,000 for the full carrying value of goodwill during the year ended December 31, 2004.