Form 10-Q
period 2005-03-31
Verdant Technology CORP
filed 2008-11-17
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2005
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-50993

———————

Verdant Technology Corporation

(Exact name of registrant as specified in its charter)

———————

Delaware	20-1680252
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas 77002

(Address of Principal Executive Office) (Zip Code)

(713) 546-9000

(Registrant’s telephone number, including area code)

———————

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	✓	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Secuirities
Exchange Act of 1934).	Yes	✓	No

The number of shares outstanding of Common Stock, $0.001 par value at November 17, 2008 was 67,502,887.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

PAGE

Definitions

1

Forward-Looking Statements

1

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

3

Balance Sheets

3

Statements Of Revenue And Expenses

4

Statements Of Shareholders' Deficiency

5

Statements Of Cash Flow

6

Notes to the Financial Statements

7

Item 2.      Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations

21

Item 3.      Quantitative And Qualitative Disclosures About Market Risk

29

Item 4T.     Controls And Procedures

29

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

31

Item 1A.    Risk Factors

31

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds

36

Item 3.      Defaults Upon Senior Securities

36

Item 4.      Submission Of Matters To A Vote Of Security Holders

36

Item 5.      Other Information.

36

Item 6.      Exhibits

36

Signatures

38

Certifications

Exhibit 31

Management certification

Exhibit 32

Sarbanes-Oxley Act

Definitions

Acronyms and defined terms used in this text include the following:

APB

Accounting Principles Board

ARB

Accounting Review Board

Aureus

Aureus, LLC, a Florida limited liability company (formerly Packet Solutions LLC)

EITF

Emerging Issues Task Force

EnviroTank

EnviroTank International, LLC, a Louisiana limited liability company and a wholly owned subsidiary (as of May 18, 2006)

EnviroTank

  Technology

A crude oil recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup on the bottom of crude oil storage tanks.

FASB

Financial Accounting Standards Board

FSP

FASB Staff Position

JSW

Jewett, Schwartz, Wolfe & Associates

Legkow Technology

A concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops

QTR 2005

the three months ended March 31, 2005

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

SynChem

SynChem Technologies, LLC, a Florida limited liability company, licensors of the V003 Technology and a wholly owned subsidiary (as of June 16, 2006)

V003 Technology

A 100% biodegradable, non-toxic, non-corrosive, proprietary compound that removes paraffin and asphaltene blockage at the well site

Verdant, VTC or

  Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

Forward-Looking Statements

Certain sections of this Quarterly Report discuss matters that are not historical facts, but expressions of management’s expectations, estimates, projections and assumptions, are “forward-looking statements.” Words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, plans, projections, earnings, product performance, cash flows, contracts, potential market, commercial viability of our technology, production and investment returns.  These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict.  Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•

General U.S. and international political and economic conditions;

•

Changing priorities in the regulatory environment;

•

The ability of the Company to secure contracts for its products and services;

•

The ability to protect our proprietary technology; and

•

The ability to raise sufficient capital to successfully commercialize our technology.

All forward-looking statements speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to the company or any person acting on the company’s behalf are qualified by the cautionary statements in this section.  The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I – FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004 or December 31, 2008

ITEM 1.

FINANCIAL STATEMENTS.

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

BALANCE SHEETS

	March 31,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$––	$––
Prepaid Expenses	––	1,517
TOTAL CURRENT ASSETS	––	1,517

PROPERTY AND EQUIPMENT, NET	––	––

TOTAL ASSETS	$––	$1,517

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$22,797	$10,954
Accrued Interest - Related Parties	12,996	8,815
Other Payables - Related Parties	11,095	7,500
TOTAL CURRENT LIABILITIES	46,888	27,269

LONG TERM NOTES PAYABLE - RELATED PARTIES	209,066	209,066

TOTAL LIABILITIES	255,954	236,335

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common Stock, $.001 par value:
Authorized 80,000,000 shares; issued and outstanding,
48,402,887 shares (2005) and (2004)	48,403	48,403
Additional Paid In Capital	––	––
Accumulated Deficit	(304,357)	(283,221)
TOTAL SHAREHOLDERS' DEFICIENCY	(255,954)	(234,818)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$––	$1,517

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

STATEMENTS of OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
REVENUES	$––	$––

COST OF SALES	––	––

GROSS PROFIT	––	––

OPERATING EXPENSES
General and Administrative	3,481	7,263
Consulting R&D Fees	––	5,000
Corporate Management Fees	15,000	––
Legal and Professional Fees	2,655	5,000
TOTAL OPERATING EXPENSES	21,136	17,263

LOSS FROM OPERATIONS	(21,136)	(17,263)

OTHER EXPENSES (INCOME)	––	––

NET LOSS	$(21,136)	$(17,263)

Basic and Fully Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	48,402,887	15,831,458

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

STATEMENTS of SHAREHOLDERS' DEFICIENCY
For the Three Months Ended March 31, 2005 and For the Year Ended December 31, 2004

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders'
	#	$	Capital	Deficit	Deficiency
Balances, December 31, 2003	10,402,887	$10,403	$––	$(52,403)	$(42,000)

Common stock transactions:
Shares issued for acquisition of
goodwill	38,000,000	38,000			38,000

Net loss for Q1 2004				(17,263)	(17,263)
Net loss for Q2 2004				(41,074)	(41,074)
Net loss for Q3 2004				(58,810)	(58,810)
Net loss for Q4 2004				(113,671)	(113,671)

Balances, December 31, 2004	48,402,887	48,403	––	(283,221)	(234,818)

Net loss for Q1 2005				(21,136)	(21,136)

Balances, March 31, 2005 (Unaudited)	48,402,887	$48,403	$––	$(304,357)	$(255,954)

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

STATEMENTS of CASH FLOW (Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Net Loss	$(21,136)	$(17,263)
Items included in net loss not affecting cash
Impairment of goodwill	––	––
Changes in operating assets and liabilities
Prepaid expenses	1,517	––
Accounts payable and accrued expenses	11,843	(665)
Accrued interest - related parties	4,181	––
Other payable - related parties	3,595	17,928
NET CASH USED IN OPERATING ACTIVITIES	––	––

INVESTING ACTIVITIES
	––	––
NET CASH USED IN INVESTING ACTIVITIES	––	––

FINANCING ACTIVITIES
	––	––
NET CASH USED IN FINANCING ACTIVITIES	––	––

NET INCREASE (DECREASE) IN CASH	$––	$––

CASH
Beginning of the year	$––	$––
End of the year	$––	$––

SUPPLEMENTAL INFORMATION
Interest paid in cash	$––	$––
Income taxes paid	$––	$––

NON CASH FINANCING ACTIVITIES

Issuance of notes for purchase of goodwill		$20,000
Issuance of common shares for purchase of goodwill		$38,000

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 1 – NATURE OF BUSINESS

Company Background

Verdant Technology Corporation formally known as HeartSTAT Technology, Inc. (“Verdant” or “The Company”), was organized under the laws of the State of Delaware on October 12, 1995 as a corporation.  The original name of the Company was Hospital Software of America, Inc.  Effective March 1, 2006, the Company legally changed its name to Verdant Technology Corporation by filing a Certificate of Amendment of Certificate of Incorporation with the State of Delaware.

During 2004 and for August 31, 2005, the Company operated as a biomedical technology acquisition and development company under the name HeartSTAT Technology, Inc.  On August 15, 2005, the Company entered into an Asset Transfer Agreement that transferred all of its biomedical technology and related intellectual property and assets to HeartSTAT, Inc. (“HSI”), a Delaware corporation.  On November 1, 2005, the Company acquired two technologies from Verdant, Inc., a Nevada corporation.  The Company paid nominal consideration for the two technologies, which are referred to as the “Legkow Technology” and the “V003 Technology.”  The objective of these transactions was to permit the Company to focus its efforts on the commercialization and monetization of environmentally sound, innovative energy-related technologies.

The Legkow Technology refers to a concept to produce a surfactant for use with carbonaceous materials such as crude oil and coal; a concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops; and a concept utilizing gaseous emulsions in the removal and reduction of residues and pollution relating to carbonaceous materials.  This technology is based on United States Patent No. 5,928,495, granted on July 27, 1999 to Alexander Legkow, who transferred the patent rights to Amcotech LLC, a Florida limited liability company.  Verdant, Inc. acquired an exclusive global license to use this technology for all purposes under an agreement dated October 10, 2005 from Amcotech LLC.  The term of the license is 25 years and is automatically renewed for additional 25-year periods, unless a party delivers notice of non-renewal or the licensor terminates the license due to breach of license agreement.  The license agreement requires an annual royalty fee equal to 17.5% of net receipts derived from the process and sale of products resulting from the employment of the technology, after deduction of all payments and expenses relating to such process and sale.  To date, no products utilizing this technology have been developed on a commercial basis and further development of this technology has been discontinued.

The V003 Technology refers to V003 Paraffin Solvent, which is a biodegradable solvent useful for dissolving paraffin wax deposits in oil wells, production lines, and storage tanks.  Verdant, Inc. acquired an exclusive global license to use this technology for all purposes under an agreement dated October 26, 2005 from SynChem Technologies, LLC, a Florida limited liability company, which SynChem had exclusively licensed from the inventor, John P Acunto.  The term of the license is 10 years and is automatically renewed for additional 10-year periods, unless the licensor terminates the license due to breach of license agreement.  The license agreement requires a royalty fee equal to 25% of all revenues derived from the deployment of the technology, less all costs incurred during marketing, administration and implementation of the technology and all licensor costs funded by the licensee.  To date, no products utilizing this technology have been developed on a commercial basis.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company had losses from operations of $21,136 and $17,263 for the three months ended March 31, 2005 and 2004, respectively.  During the three months ended March 31, 2005 the Company recorded an accumulated deficit of $304,357.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

APB

Accounting Principles Board

ARB

Accounting Review Board

Aureus

Aureus, LLC, a Florida limited liability company (formerly Packet Solutions LLC)

EITF

Emerging Issues Task Force

EnviroTank

EnviroTank International, LLC, a Louisiana limited liability company and a wholly owned subsidiary (as of May 18, 2006)

EnviroTank

  Technology

a crude oil recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup on the bottom of crude oil storage tanks.

FASB

Financial Accounting Standards Board

FSP

FASB Staff Position

Legkow Technology

A concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

SynChem

SynChem Technologies, LLC, a Florida limited liability company, owner of the V003 Technology and a wholly owned subsidiary (as of June 16, 2006)

V003 Technology

A 100% biodegradable, non-toxic, non-corrosive, proprietary compound that removes paraffin and asphaltene blockage at the well site

Verdant, VTC or

  Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

QTD2005

the three months ended March 31, 2005

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2005.

Basis of Consolidation

For part of 2005, the financial statements included the accounts of Alexis BioMedical Technology Fund, Inc. (“Alexis”), a wholly owned subsidiary of the Company.  Alexis was established in August, 2005 and divested on December 31, 2005.  Other than accepting the transfer of certain biomedical related investments, Alexis had no operations or transactions during the period it was owned by the Company.

Cash and Cash Equivalents

The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Investments

Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are recorded at cost.  Investments where the Company has significant influence over the operating and financial policies of the investee and holds 20% to 50% of the voting stock are recorded using the equity method.  The Company recognizes an impairment loss on the declines in value that are other than temporary.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method.  When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Office equipment	3 Years

Shares Repurchased

Shares repurchased are recorded using the constructive retirement method because management’s intention is not to reissue the shares within a reasonable time.  Consequently, the aggregate par value of the repurchased shares is charged to the stock account rather than to a treasury account.

Income Tax Benefit

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

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2005, there were no potential dilutive instruments that could result in share dilution.

Research and Development Costs

Costs are expensed as incurred.  There were no research and development expense for the period ended March 31, 2005.

Stock Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by APB 25, "Accounting for Stock Issued to Employees."

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS 123 and EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”  Under SFAS 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS 123(R), a revision of SFAS 123, which requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the beginning of January 1, 2006.

In October 10, 2006 FASB Staff Position issued FSP FAS 123(R)-5 “Amended of FASB Staff Position FAS 123(R)-1 “Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange of Employee Services under FASB Statement No.123(R)”.  The SFAS provides that instruments that were originally issued as employee compensation and then modified, and that modifications made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or t he ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock".  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No.162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS No.162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133”. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS 161 on the Company’s consolidated financial statements.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, which amends ARB 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

Accounting for Income Taxes

FAS 141(R) amends SFAS 109, “Accounting for Income Taxes”, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets”, to, among other things; provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) has had no material impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”.  This Statement replaces the original SFAS 141.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

a.

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Payments

On December 21, 2007 the SEC issued SAB 110, which, effective January 1, 2008, amends and replaces SAB 107, “Share-Based Payment.”  SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123(R), “Share-Based Payment.”  Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB 110 could have on its financial statements.

FSP FAS 123(R)-5

FSP SFAS 123(R)-5 was issued on October 10, 2006. The FSP SFAS 123(R)-5 provides that instruments that were originally issued as employee compensation and then modified for which modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP SFAS 123(R)-5 shall be applied in the first reporting period beginning after the date the FSP SFAS 123(R)-5 is posted to the FASB website. The adoption of FSP FAS 123(R)-5 has had no material impact on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS 159.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Rental Costs Incurred During a Construction Period

In September 2006, the FASB issued FSP FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period”. This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007.  The Company’s adoption of FSP FAS 13-1 did not materially affect its consolidated results of operations and financial position.

Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements

In September 2006, the SEC issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and was adopted by the Company in the first quarter of fiscal year 2007. The adoption of SAB 108 has had no material impact on its consolidated results of operations and financial condition

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109”.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The adoption of FIN 48 has had no impact on its consolidated results of operations and financial condition.

Taxes Collected From Customer and Remitted to Governmental Authorities

In June 2006, the FASB ratified EITF No.06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”.  EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 was required to be adopted during the first quarter of fiscal year 2008. The adoption of EITF 06-3 has had no impact on its consolidated results of operations and financial condition.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent reporting periods. SFAS 156 is effective beginning Fiscal year 2008. The Company does not expect the adoption of SFAS 156 to have a material effect on its results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made during 2007, beginning on January 1, 2007. The adoption of SFAS 154 is not expected to have a material impact on its financial statements..

NOTE 4 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses represent advances for expenses and other operational costs, made by related companies on behalf of the Company.  The creditors are related through common directorship and ownership.  The advances are evidenced by specific invoices for services and advances made on behalf of the Company.

NOTE 5 – LONG TERM NOTES PAYABLE – RELATED PARTIES

Long term notes payable – related parties for the three months ended March 31, 2005 consisted of the following:

•

Unsecured revolving line for $50,000 payable to a related party company bearing 8% interest.  No monthly payments of principal and interest are required.  Interest along with principal is due at maturity on December 31, 2006.  On August 15, 2005, as part of the Asset Transfer Agreement, in addition to other consideration, this debt was settled in exchange for certain biomedical technology, consequently no balance is outstanding at December 31, 2005 however at March 31, 2005 the outstanding balance was $24,500.

•

Unsecured revolving line for $750,000 payable to a company related through common directorship and ownership bearing 8% interest.  Principal matures on December 31, 2007.    On November 1, 2005, as part of an Energy Technology Transfer Agreement, the debt was converted into common stock of the Company at a price per share of $.006. This transaction also resulted in a change in control.  No balance is outstanding at December 31, 2005 however at March 31, 2005 the outstanding balance was $184,566.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 6 – RELATED PARTY TRANSACTIONS

Included in “Other Payables – Related Parties” in the accompanying balance sheet at March 31, 2005 is $7,500 due to a company managed by the former CEO and $3,595 due to a company whose CEO is also the Company’s current CEO.

NOTE 7 – SUBSEQUENT EVENTS

New Technology Focus

During 2005, the Company acquired innovative energy-related technologies and ultimately divested its biomedical technology.  This new technology focus was accomplished by several key agreements.

On August 15, 2005, the Company entered into an Asset Transfer Agreement whereby all parties have agreed that:

•

The Company transfers the HeartSTAT CNBP/BF technology and related intellectual property and assets to HeartSTAT, Inc., a Delaware corporation controlled by one of the Company’s former officers in order that this former officer can continue the funding and commercialization of the HeartSTAT CNBP/BF biomedical technology.

•

In exchange for the assets, the Company received:

o

Return of 20,000,000 shares of Verdant Technology Corporation common stock held by the former officer and other investors to treasury,

o

113,207 shares of HeartSTAT, Inc. common stock (9.99% equity interest),

o

All royalty and employment obligations and commitments would be relinquished at closing of the above transfer.

Also in August, 2005, the Company formed Alexis BioMedical Technology Fund, Inc. (“Alexis”), a wholly owned subsidiary to hold its biomedical related technology investments, which included HeartSTAT, Inc.’s common stock and promissory note.

On November 1, 2005, the Company acquired two technologies, from Verdant, Inc., a Nevada corporation, of which David J. Curd and David P. Over are officers and directors and are also officers and directors of the Company effective December 31, 2005.  The Company paid nominal consideration for the technologies, which are referred to as the “Legkow Technology” and the “V003 Technology.”

•

The Legkow technology refers to a concept to produce a surfactant for use with carbonaceous materials such as crude oil and coal; a concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops; and a concept utilizing gaseous emulsions in the removal and reduction of residues and pollution relating to carbonaceous materials.  This technology is based on United States Patent No. 5,928,495, granted on July 27, 1999 to Alexander Legkow, who transferred the patent rights to Amcotech LLC, a Florida limited liability company.  Verdant, Inc. acquired an exclusive global license to use the technology for all purposes under an agreement dated October 10, 2005 from Amcotech LLC.  The term of the license is 25 years and is automatically renewed for additional 25-year periods, unless a party delivers notice of non-renewal or the licensor terminates the license due to breach of license agreement.  The license agreement requires an annual royalty fee equal to 17.5% of net receipts derived from the process and sale of products resulting from the employment of the technology, after deduction of all payments and expenses relating to such process and sale.  To date, no products utilizing this technology have been developed on a commercial basis and further development of this technology has been discontinued.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 7 – SUBSEQUENT EVENTS (Continued)

•

The V003 Technology refers to V003 Paraffin Solvent, which is a biodegradable solvent useful for dissolving paraffin wax deposits in oil wells, production lines, and storage tanks.  Verdant, Inc. acquired an exclusive global license to use this technology for all purposes under an agreement dated October 26, 2005 from Synchem Technologies, LLC, a Florida limited liability company, which SynChem had exclusively licensed from the inventor, John P Acunto.  The term of the license is 10 years and is automatically renewed for additional 10-year periods, unless the licensor terminates the license due to breach of license agreement.  The license agreement requires a royalty fee equal to 25% of all revenues derived from the deployment of the technology, less all costs incurred during marketing, administration and implementation of the technology and all licensor costs funded by the licensee.  To date, no products utilizing this technology have been developed on a commercial basis.

On December 31, 2005, the Company divested Alexis to satisfy certain debts.  This transaction ends the Company’s interest in biomedical technology and permits the Company to focus 100% its efforts on the commercialization and monetization of environmentally sound, innovative energy-related technologies.

Change in Control

Simultaneous with the acquisition of two new energy technologies, the Legkow technology and the V003 technology, from Verdant Inc., a related party acquired the Company’s outstanding convertible promissory note and negotiated its conversion, combined with other obligations of the Company into 40,000,000 shares of the Company’s restricted common shares, thereby giving him or his designee(s) ownership of approximately 58.5% of the then issued and outstanding shares.

No officers, directors, consultants, brokers or related parties received any options, payments or commitments related to this change in control transaction.

Name Change

On March 1, 2006, the Company legally changed its name to Verdant Technology Corporation by filing a Certificate of Amendment of Certificate of Incorporation with the State of Delaware.

EnviroTank Technology

EnviroTank acquired the EnviroTank Technology under an agreement dated April 12, 2006 from Tracy Stewart, who formed EnviroTank for the purpose of exploiting the EnviroTank Technology. The EnviroTank Technology is a crude oil recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup on the bottom of crude oil storage tanks.  The consideration for the EnviroTank Technology is a royalty obligation equal to 25% of the net profits received from future contracts EnviroTank performs using the EnviroTank Technology. Net profits shall mean the total proceeds of any contracts using the EnviroTank Technology, less all costs incurred during implementation including, but not limited to, capital investments, operating costs, marketing, administration, sales taxes, adjustments, and all other expenses needed to perform contracts and administer the EnviroTank Technology. This royalty obligation is subject to a buyout option until April 12, 2010 for $3,500,000. To date, no products or services utilizing this technology have been developed on a commercial basis.

EnviroTank Acquisition

On May 18, 2006, the Company acquired all of the assets of EnviroTank International, L.L.C., a Louisiana limited liability company (“EnviroTank’).  The Company paid nominal consideration for the assets, which consisted primarily of the EnviroTank Technology.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 7 – SUBSEQUENT EVENTS (Continued)

V003 Technology

SynChem acquired the V003 Technology under an agreement dated June 16, 2006 from John P Acunto, who formed SynChem for the purpose of exploiting the V003 Technology. The V003 Technology addresses problems associated with deposits of paraffinic and asphaltic compounds in the production, storage and refining segments of the petroleum industry.  The consideration for the V003 Technology is a royalty obligation equal to 25% of the net profits received from future contracts SynChem performs using the V003 Technology. Net profits shall mean the total proceeds of any contracts using the V003 Technology, less all costs incurred during implementation including, but not limited to, capital investments, operating costs, marketing administration, sales taxes, adjustments, and all other expenses needed to perform contracts and administer the V003 Technology. This royalty obligation is subject to a buyout option until June 16, 2011 for $6,500,000. To date, no products utilizing this technology have been developed on a commercial basis.

SynChem Acquisition

On June 16, 2006, the Company acquired all of the assets of SynChem Technologies, L.L.C., a Florida limited liability company (“SynChem”). The Company paid nominal consideration for the assets, which consist primarily of the V003 Technology.  The acquisition supersedes VTC’s license of the V003 Technology.

Subscription Receivable

On September 26, 2006, the Company issued 10,000,000 shares of its common stock to a consulting company even though no agreement had been reached or finalized between the consultant and the Company.  The shares were valued at their market price of $.75 per share on their issue date or $7.5 million.  The Company subsequently requested that the shares be returned and in May 2008, they were returned.   During the period that the shares were issued and outstanding, the Company recorded the shares issued as a decrease in its shareholder deficit and the pending return as a subscription receivable, an increase to its shareholders deficit.  When the shares were returned, the subscription receivable was satisfied and the returned shares were recorded as treasury shares, until they are officially cancelled.

V003 Sale and Distribution Agreement

On July 15, 2008, SynChem Technologies LLC signed a Letter of Intent with PetroSUMINISTROS for the sale and distribution of certain SynChem V003 Technology based solvents in the Latin American market.  Negotiations are ongoing.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2005 and 2004.

NOTE 7 – SUBSEQUENT EVENTS (Continued)

Sounder Technology License and Development Agreement

On October 2, 2008, VTC entered into a Technology Development and License Agreement (“BSI Agreement”) with Berkeley Springs Instruments, LLC (“BSI”) to develop, commercialize, license and potentially purchase certain sludge profile technology (“Sounder”).  Sounder provides the ability to evaluate the sludge content of petroleum storage tanks and determine the optimum time to discontinue tank usage and effect a cleaning.  The Agreement calls for the development and commercialization of Sounder over several phases summarized as follows:

•

Phase One – Prototype Development and Testing

o

BSI will complete the development of a functional and working prototype within 60 days.

o

VTC commits to fund the Phase One costs up to maximum of $35,000.

•

Phase Two – Commercial Production

o

BSI will demonstrate the commercial viability of Sounder within six (6) months.

o

VTC commits to fund Phase Two costs up to a maximum of $160,000.

•

Phase Three – Right of Produce and Commercialize

o

BSI agrees to grant VTC an exclusive worldwide license at the completion of Phase Two, to further develop and commercialize Sounder for two years with one annual renewal option.

o

VTC holds purchase option for Sounder and all associated intellectual property for $1,000,000.

o

VTC agrees to pay BSI 5% for any sales generated during the license period.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under the heading "Risk Factors" elsewhere herein. The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

Overview

During the quarter ended March 31, 2005 the Company was principally focused on biomedical technology, however during the fourth quarter of 2005, the Company refocused its efforts to develop and commercialize emerging technologies towards environmentally friendly energy related technologies, primarily in the oil and gas sector and away from biomedical related technologies such as HeartSTAT CNBP/BF.  Consequently, 2005 saw the acquisition of two new technologies, referred to as the Legkow Technology and the V003 Technology and the divestiture of HeartSTAT CNBP/BF (for more information on the accounting policies used please consult the notes to the Financial Statements).  In addition, a change in control occurred as a result of David J. Curd’s purchase of certain Company obligations held by FutureVest, Inc. and negotiated the conversion of the obligations into 40,000,000 restricted shares of the Company’s restricted common stock, thereby giving him or his designee(s) ownership of approximately 58.5% of the issued and outstanding shares at the time of acquisition.

During the three months ended March 31, 2005, the Company conducted only limited operations, which were focused on satisfying existing debt, divestiture of biomedical technology and positioning itself to focus on acquiring and developing innovative energy related technologies.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $21,136 during QTD 2005 and had a net deficiency in equity of $255,954 and a net working capital deficit of $255,954 as of March 31, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to initiate the commercialization of its new technologies in an effort to generate positive cash flow.  Until its technologies become commercially viable, the Company must continue to rely upon equity infusions in order to provide adequate liquidity to sustain its operations.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Introduction to Verdant Technology Corporation

Verdant Technology Corporation is a Delaware corporation originally incorporated on October 12, 1995, under the name of “Hospital Software of America, Inc.” and has undergone a series of name changes that are described in the history of the company below.  Most recently, Verdant Technology Corporation was renamed from HeartSTAT Technology, Inc., in March 2006.  Unless otherwise specified, the "Company", "Verdant", "we", "our" and "us" refers to Verdant Technology Corporation.  Our principal executive offices are located at Two Allen Center, 1200 Smith Street, Suite 1600, Houston, TX 77002 and our telephone number is (713) 546-9000.  Company information can be found on our corporate website:  www.Verdant-Tech.com.

History of the Company

Verdant Technology Corporation was originally incorporated on October 12, 1995, as Hospital Software of America, Inc. and subsequently has changed its name and equity structure as follows:

•

On November 29, 1995, the Company changed its name to “New Health Technologies, Inc., and at the same time effected at 10,000 to 1 reverse stock split, reducing the outstanding shares from 300,000,000 to 30,000.

•

On August 28, 1996, the Company changed its name to “Pubbs Worldwide, Inc. and at the same time, effected a 35 to 1 reverse stock split, reducing the number of issued and outstanding shares from 14,000,000 to 400,000.

•

On April 5, 1999, the Company changed its name to “Chasen’s International Corporation” and at the same time, effected a stock split of 100 to 1.

•

On July 6, 1999, the Company changed its corporate name to “Tril-MediaNet.com.”

•

On November 21, 2000, the Company changed its name to Tec Factory, Inc.

The Company had negligible operations between November 2000 and February 6, 2004.

On February 6, 2004, the Company entered into an Agreement to Purchase Assets (the “Agreement”) that included the purchase of the HeartSTAT CNBP/BF technology assets, referred to herein as the "HeartSTAT CNBP/BF", from several parties.  HeartSTAT CNBP/BF consists of patents and technology for a non-invasive monitoring of blood flow, perfusion and other cardiovascular and heart measures.

•

The Agreement provided for the issuance of 38,000,000 shares of common stock plus two royalty agreements, as consideration for the purchase for a 100% ownership of HeartSTAT CNBP/BF from a number of Interest Holders (defined below).  The “Interest Holders” included the inventor and a number of investors that have been instrumental and partially responsible for advancing HeartSTAT CNBP/BF to its current status.  In addition, the Company assumed $20,000 of notes payable.

•

As part of the Agreement, the Company entered into a Commercialization Partnership Agreement (Exhibit B to the Agreement) with the Interest Holders whereby Ted Russell, the inventor of the technology, could exclusively license in perpetuity HeartSTAT CNBP/BF for the purpose of financing and concluding product commercialization activities if the Company were to fail to raise at least $2,500,000 of net proceeds for product development by September 6, 2005.  The terms of the exclusive license provided that the Company would be repaid for any investment capital provided and also would receive a royalty on net revenues of any derivative products.

On February 17, 2004, the Company changed its name to HeartSTAT Technology, Inc. in anticipation of the final closing of the Agreement to Purchase Assets, which concluded on March 18, 2004.

On August 15, 2005, due to the Company’s inability to raise the required $2,500,000, Ted Russell and HeartSTAT, Inc., a private company controlled by Mr. Ted Russell, executed an Asset Transfer Agreement with the Company for the transfer of HeartSTAT CNBP/BF to HeartSTAT, Inc., to permit Mr. Russell to continue the funding and commercialization of HeartSTAT CNBP/BF.  The asset transfer was consummated on October 31, 2005 and the Company received the following in exchange for the assets:

•

Mr. Russell and the Hull Family returned 20,000,000 shares of the Company’s common stock to treasury, which accounted for 41.3% of the then issued and outstanding stock in the company.

•

HeartSTAT, Inc. issued 133,207 shares of stock (representing 9.99% equity interest in HeartSTAT, Inc.) and a $70,000 promissory note to Alexis BioMedical Technology Fund, Inc. (“Alexis”), a subsidiary created to hold and develop the Company’s biomedical related technologies.

•

Mr. Russell and HeartSTAT, Inc. fully released the Company from payment of all amounts owed to them.

On November 1, 2005, FutureVest Inc. sold its convertible promissory note and its short-term advance payable by the Company to David J. Curd.  As of November 1, 2005, $184,566 in principal and $19,808 in accrued interest was owed by the Company under the convertible note along with $39,007 in short term advances.  David J. Curd negotiated the conversion of these obligations into 40,000,000 restricted shares of common stock, thereby giving him or his designee(s) ownership of approximately 58.5% of the then issued and outstanding shares.

In addition, on November 1, 2005, the Company licensed two technologies from Verdant, Inc., a Nevada corporation of which David J. Curd and David P. Over are officers and directors.  The Company paid nominal consideration for the technologies, which are referred to as the “Legkow Technology” and the “V003 Technology.”

The Legkow Technology refers to a concept relating to carbonaceous materials;

•

to produce a surfactant for use with crude oil and coal;

•

utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops; and

•

utilizing gaseous emulsions in the removal and reduction of residues and pollution.

The V003 Technology refers to V003 Paraffin Solvent, which is a proprietary compound that maximizes oil and gas production rates and reduces operating costs by removing paraffin and asphaltene blockage at the well site.  The Company believes that the V003 Technology is 100% biodegradable, non-toxic, non-corrosive, and 100% compatible and safe for the environment.

On December 31, 2005, Mr. David J. Curd was elected as Chairman and Chief Executive Officer of the Company.  He is currently a Managing Member of Director of Aureus, a business development / private equity firm based in Miami, Florida.

On December 31, 2005, Mr. David P. Over was elected as the President and a director of the Company.  He is currently a Director with Aureus, a business development / private equity firm based in Miami, Florida.

Effective March 1, 2006, the Company changed its name to Verdant Technology Corporation pursuant to a February 15, 2006 Certificate of Amendment to its Articles of Incorporation.

On May 18, 2006, the Company acquired all of the assets of EnviroTank International, L.L.C., a Louisiana limited liability company (“EnviroTank”).  The Company paid nominal consideration for the assets, which consisted primarily of the EnviroTank technology for a crude oil recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup on the bottom of crude oil storage tanks.

On June 16, 2006, the Company acquired all of the assets of SynChem Technologies, L.L.C., a Florida limited liability company (“SynChem”).  The Company paid nominal consideration for the assets, which consist primarily of the V003 Technology that address problems associated with deposits of paraffinic and asphaltic compounds in the production, storage and refining segments of the petroleum industry.

On July 15, 2008, SynChem signed a Letter of Intent with PetroSUMINISTROS for the sale and distribution of certain SynChem V003 technology based solvents in the Latin American market.  Negotiations are ongoing.

On October 2, 2008, VTC entered into a Technology Development and License Agreement (“BSI Agreement”) with Berkeley Springs Instruments, LLC (“BSI”) to develop, commercialize, license and potentially purchase certain sludge profile technology (“Sounder”).  Sounder provides the ability to evaluate the sludge content of petroleum storage tanks and determine the optimum time to discontinue tank usage and effect a cleaning.  The BSI Agreement calls for the development and commercialization of Sounder over several phases.

The Legkow Technology (Discontinued)

The Legkow Technology refers to a concept to produce a surfactant for use with carbonaceous materials such as crude oil and coal; a concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops; and a concept utilizing gaseous emulsions in the removal and reduction of residues and pollution relating to carbonaceous materials.  This technology is based on United States Patent No. 5,928,495, granted on July 27, 1999 to Alexander Legkow, who transferred the patent rights to Amcotech LLC, a Florida limited liability company.  Verdant, Inc. acquired an exclusive global license to use the technology for all purposes under an agreement dated October 10, 2005 from Amcotech LLC and in turn licensed the technology to VTC.  To date, no products utilizing this technology have been developed on a commercial basis and consequently no royalties or monies are due.  Further development of this technology has been discontinued.

The V003 Technology

The V003 Technology refers to V003 Paraffin Solvent, which is a biodegradable solvent useful for dissolving paraffin wax deposits in oil wells, production lines, and storage tanks.  Originally, Verdant, Inc. acquired an exclusive global license to use this technology for all purposes under an agreement dated October 26, 2005 from Synchem Technologies, LLC, a Florida limited liability company (“Symchem”) and in turn licensed the V003 Technology to VTC on November 1, 2005.  However, on June 16, 2006, concurrent with the transfer of the V003 Technology rights to SynChem by its inventor, John P Acunto, VTC acquired all the assets of Synchem Technologies, LLC, a Florida limited liability company (“SymChem”), which became a wholly owned subsidiary of VTC.  The consideration for the V003 Technology was a royalty obligation equal to 25% of the net profits received from future contracts SynChem performs using the V003 Technology. Net profits shall mean the total proceeds of any contracts using the V003 Technology, less all costs incurred during implementation including, but not limited to, capital investments, operating costs, marketing administration, sales taxes, adjustments, and all other expenses needed to perform contracts and administer the V003 Technology. This royalty obligation is subject to a buyout option until June 16, 2011 for $6,500,000.  Upon acquisition of SynChem, the original license agreements between VTC, Verdant, Inc and SynChem became redundant.

In summary, SynChem, a wholly owned subsidiary of VTC (as of June 16, 2006) owns the V003 Technology and is obligated to pay royalties (as described above) to the inventor, John P Acunto, once commercial sales of derivative products begins.  To date, no products utilizing this technology have been developed on a commercial basis.

The EnviroTank Technology

The EnviroTank Technology refers to a technology for a crude recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup in the bottom of crude oil storage tanks EnviroTank International, LLC  (“EnviroTank”) acquired the Technology under an agreement dated April 12, 2006 from Tracy Stewart, who formed EnviroTank for the purpose of exploiting the technology.  On May 18, 2006, VTC acquired the assets of EnviroTank International, LLC, which became a wholly owned subsidiary of VTC.  The consideration for the technology is a royalty obligation equal to 25% of the net profits received from future contracts EnviroTank performs using the technology.  Net profits shall mean the total proceeds of any contracts using the technology, less all costs incurred during implementation including, but not limited to, capital investments, operating costs, marketing administration, sales taxes, adjustments, and all other expenses needed to perform contracts and administer the technology.  This royalty obligation is subject to a buyout option until April 12, 2010 for $3,500,000.

In summary, EnviroTank, a wholly owned subsidiary of VTC (as of May 18, 2006) owns the EnviroTank Technology and is obligated to pay royalties (as described above) to the inventor, Tracy Stewart, once commercial sales of related products and services begins.  To date, no products or services utilizing this technology have been developed on a commercial basis.

The Sounder Technology

On October 2, 2008, VTC entered into a Technology Development and License Agreement (“BSI Agreement”) with Berkeley Springs Instruments, LLC (“BSI”) to develop, commercialize, license and potentially purchase certain sludge profile technology (“Sounder”).  Sounder provides the ability to evaluate the sludge content of petroleum storage tanks and determine the optimum time to discontinue tank usage and effect a cleaning.  The Agreement calls for the development and commercialization of Sounder over several phases summarized as follows:

•

Phase One – Prototype Development and Testing

o

BSI will complete the development of a functional and working prototype within 60 days.

o

VTC commits to fund the Phase One costs up to maximum of $35,000.

•

Phase Two – Commercial Production

o

BSI will demonstrate the commercial viability of Sounder within six (6) months.

o

VTC commits to fund Phase Two costs up to a maximum of $160,000.

•

Phase Three - Right of Produce and Commercialize

o

BSI agrees to grant VTC an exclusive worldwide license at the completion of Phase Two, to further develop and commercialize Sounder for two years with one annual renewal option.

o

VTC holds purchase option for Sounder and all associated intellectual property for $1,000,000.

o

VTC agrees to pay BSI 5% for any sales generated during the license period.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our financial statements.  We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.  On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations.  We believe that, of the significant accounting policies discussed in Note 3 to our financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•

valuation of long-lived assets.

We discuss below the critical accounting assumptions, judgments and estimates associated with these policies.  Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.  For further information on our critical accounting policies, refer to Note 3 to the financial statements included elsewhere herein.

Valuation of long-lived assets.  Our long-lived assets include property, equipment intangible license rights and goodwill.  We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of March 31, 2005 we valued our long-lived assets at $0 as estimated future cash flows are uncertain.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our audited financial statements for the three months ended March 31, 2005 and 2004.  This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended March 31, 2005 (“QTD2005”) Compared to Three Months Ended March 31, 2004 (“QTD2004”)

During the three months ended March 31, 2005, the Company had negligible operations.  We divested our interests in biomedical technology and completed the acquisition of two energy related technologies in the last quarter of 2005.  The acquisition of the new technologies from an affiliated company, was at a nominal value.

Revenue - No revenue was generated during the three months ended March 31, 2005.  Subsequent to March 31, 2005, revenue of $190,180 was generated from the divestiture of certain assets and intellectual property related to the biomedical technology, pursuant to an Asset Transfer Agreement dated August 15, 2005.  As of December 31, 2005, we had not yet generated operating revenues from either the biomedical technology or the energy technologies.

Operating Expenses - Operating expenses consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses.  Operating expenses increased $3,873 (22.4%) to $21,136  for the three months ended March 31, 2005 from $17,263 for three months ended March 31, 2004, due to $15,000 additional of corporate management fees in the three months ended March 31, 2005 which was partially offset by cessation of biomedical R&D consulting of $5,000 incurred in the three months ended March 31, 2004.  These charges reflect the Company’s redirected focus on new energy related technologies.

Net Loss - Accordingly, the net loss was $21,136 (QTD2005) and $17,263 (QTD2004).

Liquidity and Capital Resources

The Company’s working capital deficit increased $21,136 to $46,888 (QTD2005) from $25,752 (YTD2004).  The Company had no cash at March 31, 2005, but maintains an informal arrangement with other affiliated companies, to continue to finance operations.

The Company has been funded by FutureVest, Inc. and commencing in the last quarter of 2005, also by Verdant, Inc. another related company.  Verdant, Inc. becomes related as a result of the change in control in November 2005 which resulted in David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc.  Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company.  At March 31, 2005, $7,500 and $0 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively.  Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at December 31, 2005.

Plan of Operation

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $21,136 QTD2005 and had a net shareholders’ deficiency in equity of $255,954 and a net working capital deficit of $46,888 as of March 31, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to initiate the commercialization of its new technologies in an effort to generate positive cash flow.  Until its technologies become commercially viable, the Company will be dependent upon financing provided by its shareholders, related parties and investors to sustain its operations and development activities.

Business Strategy

Verdant is a technology acquisition and development company engaged in bringing innovative commercial energy technologies to market.  We mandate each technology that we develop provide positive environmental benefits, while enhancing current and future energy resources.  Our initial focus is on oil and gas and alternative energy technologies.  We have developed strategies to bring such technologies to market.

Verdant’s development strategy involves a series of steps designed to yield a commercialized technology ready for market.  These steps are:

•

The initial screening of portfolio applicant technologies utilizing a portfolio-based approach of specific criteria.  Management believes that approximately 3% of applicant technologies will qualify for further development.

•

A technology and risk assessment profile is created for each selected technology.  Utilizing industry experts and consultants, the applicant technologies are filtered again through additional criteria and acceptable risk thresholds.

•

Non-binding term sheets and/or letters of intent are put in place while the due diligence process is completed.

•

Detailed business development plans are developed as a guide to structuring contractual arrangements with the applicant technologies.

•

A unique investment structure is established for each technology to manage further development and prove-out.

•

Development and prove-out involves drawing together diverse industry expertise to enhance, refine and validate with third parties and field test with prospective customers.  Intellectual property is strengthened via patents necessary to lead to a monetization strategy.

Verdant’s monetization strategy involves selecting the appropriate model that will maximize the return on investment.  These alternate models are:

•

Verdant Managed Commercialization – The technology, intellectual property and assets are transferred to a subsidiary owned by Verdant and open to third party accredited investors.  The subsidiary is managed as a stand alone company, structured to provide shareholder dividends at Verdant’s option.  At the appropriate maturation stage, the subsidiary may be sold, or, given suitable market conditions, spun-off as a public company.

•

Licensing/Royalty - The technology, intellectual property and assets are transferred to a subsidiary owned by Verdant and open to third party accredited investors.  The subsidiary captures all royalties and or license fees earned for use of the technology.  The technology may be licensed to existing industry manufacturers, service providers or distributors, or may provide the basis for franchise-like usage agreements for established product or service networks.

•

Joint Ventures and Partnerships – The technology is shared by various parties wishing to add services or know-how to their existent business base, in order to give the participating partner an advantage over competitors.  This scenario makes sense if the prospective partner already has a strong presence in the marketplace, enabling the technology to grow quickly.  Opportunities like this will normally happen after the technology has demonstrated its effectiveness in field applications, but can also occur prior to development.

Verdant is currently in the initial stages of implementing its business strategy.  It has discontinued the Legkow Technology due to technological considerations.  However, it has identified three other technologies and has recently begun creating the infrastructure to develop them.

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in QTD2005.  Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of March 31, 2005:

Payments due by Period

	2006	2007	2008	2009	2010 and Thereafter
Operating leases	$5,518	$15,108	$24,976	$119,604	$135,000
Royalties	0	0	0	0	0
Total	$5,518	$15,108	$24,976	$119,604	$135,000

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is currently nil since as of March 31, 2005 we had no invested cash or marketable assets or debt in any significant amounts.  Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

ITEM 4T.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2005.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.  Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of March 31, 2005.

The annual report on Form 10-KSB for the year ended December 31, 2004 does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual reports on Form 10-K for the annual reporting periods through December 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2005, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

There are no material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party.

ITEM 1A.

RISK FACTORS.

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment.  In evaluating the Company and our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Quarterly Report.

Risks Related to Our Business

We have a history of losses and may incur losses in the future.

We sustained losses resulting in an accumulated deficit of $304,357 as of March 31, 2005.  We may never become profitable, or if we do, we may never be able to sustain profitability.  We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and administrative expenses.  As a result, we expect to incur losses for the foreseeable future.  We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at March 31, 2005.  We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies.  We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional investments that may dilute our equity interests.  We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

We began commercialization of our environmentally friendly petroleum technologies in 2006.  Accordingly, have a little or no operating history of generating revenues from derived products and services. In addition, we are still developing our product and service offerings and you should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies with such limited operating histories.  Since we have a limited operating history, we cannot assure you that our operations will be profitable or that we will generate sufficient revenues to meet our expenditures and support our activities.

Our business is subject to many outside uncontrollable influences, which may adversely impact our operations.

Technology advances may make our technology obsolete or less competitive.

Our technologies compete with many players that have access to far more resources, have greater commercial experience and personnel than we do.   Given recent events in the petroleum markets, we expect new competitors to emerge and the intensity of competition to increase in the future.  If these companies are able to offer technological advances, our products may become less valuable or even obsolete.  While we continue to enhance the technology of our products and services, we cannot provide any assurance that our competitors or new competitors will not enter the market with the same or similar technological advances before we do.

Our products and services operate in a heavily regulated environment where new regulations may cause use to incur losses.

Our technologies and processes target customers who deal in materials whose use must be carefully managed.  The regulatory climate could change adversely for these materials, which are subject to environmental and health and safety laws and regulations.  If we or our products and services were to be found in violation of these laws and regulations, we may face fines or other penalties or worse trigger the suspension of or the reengineering of our products and services, which could materially impact our operations.

Our technologies face uncertain market value.

Our technologies are at a very early stage of commercialization and have not been entirely field proven or commercialized on a long-term basis.  Technology, compounds and designs may fail to perform as specified, or that unknown technical issues may arise.  The hydrocarbon market is generally slow to accept new technology.  The level of market acceptance of these technologies, products and services will have a significant impact upon our results of operations.  There are no assurances that our technology and derivative products will be favorably accepted and adopted in the market.

We are deploying new and unproven technologies, which make evaluation of our business and prospects difficult, and we may be forced to cease operations if we do not develop commercially successful products.

We have not proven our ability to commercialize products on a large scale.  In order to successfully commercialize products on a large scale, we will have to make significant investments, including investments in research and development and testing, to demonstrate their technical benefits and cost-effectiveness.  Problems frequently encountered in connection with the commercialization of products using new and unproven technologies might limit our ability to develop and commercialize our products.  For example, our products may be found to be ineffective, unreliable or otherwise unsatisfactory to potential customers.  We may experience unforeseen technical complications in the processes we use to develop, manufacture, customize or receive orders for our products.  These complications could materially delay or limit the use of products we attempt to commercialize, substantially increase the anticipated cost of our products or prevent us from implementing our processes at appropriate quality and scale levels, thereby causing our business to suffer.

If we do not enter into successful partnerships and collaborations with other companies, we may not be able to fully develop our technologies or products, and our business would be harmed.

Since we do not possess all of the resources necessary to develop and commercialize products on a world-wide scale, we will need either to grow our sales, marketing and support groups or make appropriate arrangements with strategic partners to market, sell and support our products.  We believe that we will have to enter into additional strategic partnerships to develop and commercialize future products.  If we do not enter into adequate agreements, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products will be impacted negatively, and our revenues will be adversely affected.

We have limited experience commercially manufacturing, marketing or selling any of our potential products and services, and unless we develop or acquire these capabilities, we may not be successful.

Even if we are able to develop our products and services for commercial release on a large scale, we have limited experience in manufacturing our products in the volumes that will be necessary for us to achieve commercial sales and in marketing or selling our products to potential customers.  We cannot assure you that we will be able to commercially produce our products on a timely basis, in sufficient quantities or on commercially reasonable terms.

Our future success depends on the continued service of our engineering, technical and key management personnel and our ability to identify, hire and retain additional engineering, technical and key management personnel.

There is intense competition for qualified personnel in our industry, particularly for engineers and senior level management.  Loss of the services of, or failure to recruit, engineers or other technical and key management personnel could be significantly detrimental to the group and could adversely affect our business and operating results.  We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our products and business or to replace engineers or other qualified personnel who may leave the group in the future.  Our anticipated growth is expected to place increased demands on our resources and likely will require the addition of new management personnel.

Any inability to adequately protect our proprietary technologies could materially harm our competitive position and financial results.

If we do not protect our intellectual property adequately, competitors may be able to use our technologies and erode any competitive advantage that we may have.  The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights abroad.  These problems can be caused by the absence of laws, rules and/or methods for defending intellectual property rights.

The patent positions of companies developing tools for the petroleum community, including our patent position, generally are uncertain and involve complex legal and factual questions.  We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our existing patents and any future issued or granted patents we obtain may not be sufficiently broad in scope to prevent others from practicing our technologies or from developing competing products.   Also there is a risk that others may independently develop similar or alternative technologies or design around our patented technologies.  In addition, others may cause reexamination of our patents in the United States or may oppose our patents in Europe, either of which may result in narrower patent claims or cancellation of some or all of the patent claims.  Moreover, our patents may be invalidated during enforcement proceedings or may fail to provide us with any competitive advantage. Enforcing our intellectual property rights may be difficult, costly, and time-consuming and, ultimately, may not be successful.

We also rely upon trade secret protection of our confidential and proprietary information.  While we have taken security measures to protect our proprietary information, these measures may not provide adequate protection for our trade secrets or other proprietary information.  We seek to protect our proprietary information by entering into confidentiality and invention disclosure and transfer agreements with employees, collaborators and consultants.  Nevertheless, employees, collaborators or consultants still may disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets.  In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

We intend to operate in international markets the complexities of which may exceed our ability to anticipate and prepare for differences in regulations, operations and financial management.

We intend to operate in international markets that are subject to a multiple risks, including currency, regulation, political and distant management.  There are no assurances that we will succeed in establishing and maintaining international operations.

As a public company we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies.  The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.  Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us.  We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Risks Related to Our Securities

Future sales or the potential for future sales of our securities may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which could cause our stock price to decline.

Our revenues and operating results may fluctuate significantly from quarter to quarter in the future.  It is possible that in future periods our revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our stock to decline.  The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

•

unpredictable revenue sources;

•

the nature, pricing and timing of our and our competitors' products;

•

changes in our and our competitors' research and development budgets;

•

expenses related to, and our ability to comply with, governmental regulations of our products and processes; and

•

expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

We anticipate significant fixed expenses due in part to our need to continue to invest in the commercialization of our products and services.  We may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would harm our operating results for that period.  As a result of these fluctuations, we believe that period-to-period comparisons of our financial results will not necessarily be meaningful, and you should not rely on these comparisons as an indication of our future performance.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

We Do Not Intend To Pay Dividends

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and beginning with the annual report on Form 10-K for our fiscal period ending December 31, 2008. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2005.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the quarter ended March 31, 2005.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-B Number	Exhibit
3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws (1)
10.1	Agreement for the Purchase of Assets with the Interest holders of the HeartSTAT CNBP/BF Technology (1)
10.2	Employment Agreement of Ted Russell (1)
10.3	2004 Stock Option Plan (1)
10.4	SolutionMed Ventures Royalty Agreement (1)
10.5	CNBP, Inc. Royalty Agreement (1)
10.6	Asset Purchase Agreement dated as of August 15, 2005, by and between HeartSTAT, Inc., Ted W. Russell, and HeartSTAT Technology, Inc. (3)
10.7	Escrow Agreement dated as of August 15, 2005 (3)
10.8	Convertible Promissory Note to Diamond WorldWide, Inc. (4)
10.9	Agreement for payment of debt (5)

Regulation S-B Number	Exhibit
10.10	Assignment of Technology for Legkow Technology (5)
10.11	Assignment of Technology for V003 Technology (5)
10.12	Sale and Purchase Agreement with EnviroTank International L.L.C. dated May 18, 2006 (6)
10.13	Sale and Purchase Agreement with SynChem Technologies L.L.C. dated June 16, 2006 (8)
14.1	Code of Ethics (9)
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

———————

(1)

Incorporated by reference to the exhibits filed with the Company’s registration statement on Form 10-SB, file no. 0-50993.

(2)

Incorporated by reference to the exhibits filed with the Company’s amended current report on Form 8-K dated March 1, 2006, file no. 0-50993.

(3)

Incorporated by reference to the exhibits filed with the Company’s amended current report on Form 8-K dated August 15, 2005, file no. 0-50993.

(4)

Incorporated by reference to the exhibits filed with the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004, file no. 0-50993.

(5)

Incorporated by reference to the exhibits filed with the Company’s current report on Form 8-K dated November 1, 2005, file no. 0-50993.

(6)

Incorporated by reference to the exhibits filed with the Company’s current report on Form 8-K dated May 18, 2006, file no. 0-50993.

(7)

Incorporated by reference to the exhibits filed with the Company’s current report on Form 8-K dated May 19, 2006, file no. 0-50993.

(8)

Incorporated by reference to the exhibit filed with the Company’s current report on Form 8-K dated July 26, 2006, file no. 0-50993.

(9)

Incorporated by reference to the exhibit filed with the Company’s current report on Form 10-K for the period ended December 31, 2005, file no. 0-50993.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERDANT TECHNOLOGY CORPORATION

Date: November 17, 2008	By:	/s/ DAVID J. CURD
David J. Curd,
CEO

Date: November 17, 2008	By:	/s/ DAVID J. CURD
David J. Curd,
CFO