Form 10-Q
period 2005-06-30
Verdant Technology CORP
filed 2008-11-17
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2005
Or

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities
Exchange Act of 1934).		Yes	✓	No

The number of shares outstanding of Common Stock, $0.001 par value at November 17, 2008 was 67,502,887.

DOCUMENTS INCORPORATED BY REFERENCE
None

VERDANT TECHNOLOGY CORPORATION

TABLE OF CONTENTS

PAGE

Definitions

1

Forward-Looking Statements

1

PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements

3

Balance Sheets

3

Statements of Operations (Unaudited)

4

Statements of Shareholders' Deficiency

5

Statements of Cash Flow (Unaudited)

6

Notes to the Financial Statements

7

Item 2.    Management’s Discussion and Analysis of Financial Condition and
Resutis of Operations.

21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

29

Item 4T.  Controls and Procedures

29

PART II. - OTHER INFORMATION

Item 1.    Legal Preceedings

31

Item 1A.  Risk Factors.

31

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

36

Item 3.    Defaults Upon Senior Securities.

36

Item 4.    Submission of Matters to a Vote of Security Holders.

36

Item 5.    Other Information.

36

SIgnatures

39

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

Q2-2005

The three months ended June 30, 2005

QTD2005

The six months ended June 30, 2005

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

PART I – FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004 or December 31, 2008

ITEM 1.

FINANCIAL STATEMENTS.

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

BALANCE SHEETS

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$—	$—
Prepaid Expenses	—	1,517
TOTAL CURRENT ASSETS	—	1,517

PROPERTY AND EQUIPMENT, NET	—	—

TOTAL ASSETS	$—	$1,517

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$39,773	$10,954
Accrued Interest - Related Parties	17,178	8,815
Other Payables - Related Parties	13,145	7,500
TOTAL CURRENT LIABILITIES	70,096	27,269

LONG TERM NOTES PAYABLE - RELATED PARTIES	209,066	209,066

TOTAL LIABILITIES	279,162	236,335

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common Stock, $.001 par value:
Authorized 80,000,000 shares; issued and outstanding, 48,402,887 shares (2005) and (2004)	48,403	48,403
Additional Paid In Capital	—	—
Accumulated Deficit	(327,565)	(283,221)
TOTAL SHAREHOLDERS' DEFICIENCY	(279,162)	(234,818)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$—	$1,517

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUES	$—	$—	$—	$—

COST OF SALES	—	—	—	—

GROSS PROFIT	—	—	—	—

OPERATING EXPENSES
General and Administrative	5,574	9,394	9,055	16,657
Consulting R&D Fees	—	15,000	—	20,000
Corporate Management Fees	15,000	15,000	30,000	15,000
Legal and Professional Fees	2,634	1,680	5,289	6,680
TOTAL OPERATING EXPENSES	23,208	41,074	44,344	58,337

LOSS FROM OPERATIONS	(23,208)	(41,074)	(44,344)	(58,337)

OTHER EXPENSES (INCOME)	—	—	—	—

NET LOSS	$(23,208)	$(41,074)	$(44,344)	$(58,337)

Basic and Fully Diluted Net Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	48,402,887	48,402,887	48,402,887	32,117,173

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

STATEMENTS OF SHAREHOLDERS' DEFICIENCY

For the Six Months Ended June 30, 2005 and For the Year Ended December 31, 2004

	Common Stock		Additional Paid In	Accumulated	Total Shareholders'
	#	$	Capital	Deficit	Deficiency

Balances, December 31, 2003	10,402,887	$10,403	$—	$(52,403)	$(42,000)

Common stock transactions:
Shares issued for acquisition of goodwill	38,000,000	38,000			38,000

Net loss for Q1 2004				(17,263)	(17,263)
Net loss for Q2 2004				(41,074)	(41,074)
Net loss for Q3 2004				(58,810)	(58,810)
Net loss for Q4 2004				(113,671)	(113,671)

Balances, December 31, 2004	48,402,887	48,403	—	(283,221)	(234,818)

Net loss for Q1 2005				(21,136)	(21,136)
Net loss for Q2 2005				(23,208)	(23,208)

Balances, June 30, 2005 (Unaudited)	48,402,887	$48,403	$—	$(327,565)	$(279,162)

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

STATEMENTS OF CASH FLOW (UNAUDITED)

	For the Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES
Net Loss	$(44,344)	$(58,337)
Items included in net loss not affecting cash
Impairment of goodwill	—	—
Changes in operating assets and liabilities
Prepaid expenses	1,517	—
Accounts payable and accrued expenses	28,819	17,087
Accrued interest - related parties	8,363	—
Other payable - related parties	5,645	41,250
NET CASH USED IN OPERATING ACTIVITIES	—	—

INVESTING ACTIVITIES
	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES
	—	—
NET CASH USED IN FINANCING ACTIVITIES	—	—

NET INCREASE (DECREASE) IN CASH	$—	$—

CASH
Beginning of the year	$—	$—
End of the year	$—	$—

SUPPLEMENTAL INFORMATION
Interest paid in cash	$—	$—
Income taxes paid	$—	$—

NON CASH FINANCING ACTIVITIES

Issuance of notes for purchase of goodwill		$20,000
Issuance of common shares for purchase of goodwill		$38,000

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company had losses from operations of $44,344 and $58,337 for the six months ended June 30, 2005 and 2004, respectively.  During the six months ended June 30, 2005 the Company recorded an accumulated deficit of $327,565.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

  Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

Q2-2005

the three months ended June 30, 2005

QTD2005

the six months ended June 30, 2005

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2005.

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

Research and Development Costs

Costs are expensed as incurred.  There were no research and development expense for the period ended June 30, 2005.

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

Recent Accounting Pronouncements –

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

NOTE 5 – LONG TERM NOTES PAYABLE – RELATED PARTIES

Long term notes payable – related parties for the six months ended June 30, 2005 consisted of the following:

•

Unsecured revolving line for $50,000 payable to a related party company bearing 8% interest.  No monthly payments of principal and interest are required.  Interest along with principal is due at maturity on December 31, 2006.  On August 15, 2005, as part of the Asset Transfer Agreement, in addition to other consideration, this debt was settled in exchange for certain biomedical technology, consequently no balance is outstanding at December 31, 2005 however at June 30, 2005 the outstanding balance was $24,500.

•

Unsecured revolving line for $750,000 payable to a company related through common directorship and ownership bearing 8% interest.  Principal matures on December 31, 2007.    On November 1, 2005, as part of an Energy Technology Transfer Agreement, the debt was converted into common stock of the Company at a price per share of $.006. This transaction also resulted in a change in control.  No balance is outstanding at December 31, 2005 however at June 30, 2005 the outstanding balance was $184,566.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

NOTE 6 – RELATED PARTY TRANSACTIONS

Included in “Other Payables – Related Parties” in the accompanying balance sheet at June 30, 2005 is $7,500 due to a company managed by the former CEO and $5,645 due to a company whose CEO is also the Company’s current CEO.

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

On November 1, 2005, the Company acquired two technologies from Verdant, Inc., a Nevada corporation, of which David J. Curd and David P. Over are officers and directors and are also officers and directors of the Company effective December 31, 2005.  The Company paid nominal consideration for the technologies, which are referred to as the “Legkow Technology” and the “V003 Technology.”

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

NOTES TO THE FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005 and 2004

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

Overview

During the six months ended June 30, 2005 the Company was principally focused on biomedical technology, however during the fourth quarter of 2005, the Company refocused its efforts to develop and commercialize emerging technologies towards environmentally friendly energy related technologies, primarily in the oil and gas sector and away from biomedical related technologies such as HeartSTAT CNBP/BF.  Consequently, 2005 saw the acquisition of two new technologies, referred to as the Legkow Technology and the V003 Technology and the divestiture of HeartSTAT CNBP/BF (for more information on the accounting policies used please consult the notes to the Financial Statements).  In addition, a change in control occurred as a result of David J. Curd’s purchase of certain Company obligations held by FutureVest, Inc. and negotiated the conversion of the obligations into 40,000,000 restricted shares of the Company’s restricted common stock, thereby giving him or his designee(s) ownership of approximately 58.5% of the issued and outstanding shares at the time of acquisition.

During the six months ended June 30, 2005, the Company conducted only limited operations, which were focused on satisfying existing debt, divestiture of biomedical technology and positioning itself to focus on acquiring and developing innovative energy related technologies.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $44,344 during QTD2005 and had a net deficiency in equity of $279,162 and a net working capital deficit of $70,096 as of June 30, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The V003 Technology

The V003 Technology refers to V003 Paraffin Solvent, which is a biodegradable solvent useful for dissolving paraffin wax deposits in oil wells, production lines, and storage tanks.  Originally, Verdant, Inc. acquired an exclusive global license to use this technology for all purposes under an agreement dated October 26, 2005 from Synchem Technologies, LLC, a Florida limited liability company (“SymChem”) licensed the V003 Technology to VTC on November 1, 2005.  However, on June 16, 2006, concurrent with the transfer of the V003 Technology rights to SynChem by its inventor, John P Acunto, VTC acquired all the assets of Synchem Technologies, LLC, which became a wholly owned subsidiary of VTC.  The consideration for the V003 Technology was a royalty obligation equal to 25% of the net profits received from future contracts performs using the V003 Technology. Net profits shall mean the total proceeds of any contracts using the V003 Technology, less all costs incurred during implementation including, but not limited to, capital investments, operating costs, marketing administration, sales taxes, adjustments, and all other expenses needed to perform contracts and administer the V003 Technology. This royalty obligation is subject to a buyout option until June 16, 2011 for $6,500,000.  Upon acquisition of SynChem, the original license agreements between VTC, Verdant, Inc and SynChem became redundant.

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

Valuation of long-lived assets.  Our long-lived assets include property, equipment intangible license rights and goodwill.  We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of June 30, 2005 we valued our long-lived assets at $0 as estimated future cash flows are uncertain.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our audited financial statements for the three and six months ended June 30, 2005 and 2004.  This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended June 30, 2005 (“Q2-2005”) Compared to Three Months Ended June 30, 2004 (“Q2-2004”)

During the three months ended June 30, 2005, the Company had negligible operations.

Revenue - No revenue was generated during Q2-2005.

Operating Expenses - Operating expenses consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses.  Operating expenses decreased $17,886 (43.5%) to $23,208 (Q2-2005) from $41,074 (Q2-2004), due to cessation of biomedical R&D consulting of $15,000 and reduced general and administration costs of $3,820.  These charges reflect the Company’s redirected focus on new energy related technologies.

Net Loss - Accordingly, the net loss was $44,344 (Q2-2005) and $58,337 (Q2-2004).

Six Months Ended June 30, 2005 (“QTD2005”) Compared to Six Months Ended June 30, 2004 (“QTD2004”)

During the six months ended June 30, 2005, the Company had negligible operations.  We divested our interests in biomedical technology and completed the acquisition of two energy related technologies in the last quarter of 2005.  The acquisition of the new technologies from an affiliated company, was at a nominal value.

Revenue - No revenue was generated during QTD2005.  Subsequent to June 30, 2005, revenue of $190,180 was generated from the divestiture of certain assets and intellectual property related to the biomedical technology, pursuant to an Asset Transfer Agreement dated August 15, 2005.  As of December 31, 2005, we had not yet generated operating revenues from either the biomedical technology or the energy technologies.

Operating Expenses - Operating expenses consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses.  Operating expenses decreased $13,993 (24.0%) to $44,344 (QTD2005) from $58,337 (QTD2004), due to cessation of biomedical R&D consulting of $20,000 and reduced general and administration costs of $7,602, which was partially offset by a $15,000 increase in corporate management fees in QTD2005.  These charges reflect the Company’s redirected focus on new energy related technologies.

Net Loss - Accordingly, the net loss was $44,344 (QTD2005) and $58,337 (QTD2004).

Liquidity and Capital Resources

The Company’s working capital deficit increased $44,344 to $70,096 (QTD2005) from $25,752 (YTD2004).  The Company had no cash at June 30, 2005, but maintains an informal arrangement with other affiliated companies, to continue to finance operations.

The Company has been funded by FutureVest, Inc. and commencing in the last quarter of 2005, also by Verdant, Inc., another related company.  Verdant, Inc. becomes related as a result of the change in control in November 2005 which resulted in David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc.  Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company.  At June 30, 2005, $7,500 and $0 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively.  Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at December 31, 2005.

Plan of Operation

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $44,344 QTD2005 and had a net shareholders’ deficiency in equity of $279,162 and a net working capital deficit of $70,096 as of June 30, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in QTD2005.  Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of June 30, 2005:

Payments due by Period

	2006	2007	2008	2009	2010 and Thereafter
Operating leases	$5,518	$15,108	$24,976	$119,604	$135,000
Royalties	0	0	0	0	0
Total	$5,518	$15,108	$24,976	$119,604	$135,000

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is currently nil since as of June 30, 2005 we had no invested cash or marketable assets or debt in any significant amounts.  Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

ITEM 4T.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2005.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.  Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of June 30, 2005.

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

During the fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

PART II – OTHER INFORMATION

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

We sustained losses resulting in an accumulated deficit of $327,565 as of June 30, 2005.  We may never become profitable, or if we do, we may never be able to sustain profitability.  We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and administrative expenses.  As a result, we expect to incur losses for the foreseeable future.  We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at June 30, 2005.  We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies.  We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional investments that may dilute our equity interests.  We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2005.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the quarter ended June 30, 2005.

ITEM 5.

OTHER INFORMATION.

NONE

ITEM 6.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-B Number	Exhibit
3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws (1)
10.1	Agreement for the Purchase of Assets with the Interest holders of the HeartSTAT CNBP/BF Technology (1)
10.2	Employment Agreement of Ted Russell (1)
10.3	2004 Stock Option Plan (1)
10.4	SolutionMed Ventures Royalty Agreement (1)
10.5	CNBP, Inc. Royalty Agreement (1)
10.6	Asset Purchase Agreement dated as of August 15, 2005, by and between HeartSTAT, Inc., Ted W. Russell, and HeartSTAT Technology, Inc. (3)
10.7	Escrow Agreement dated as of August 15, 2005 (3)
10.8	Convertible Promissory Note to Diamond WorldWide, Inc. (4)
10.9	Agreement for payment of debt (5)
10.10	Assignment of Technology for Legkow Technology (5)
10.11	Assignment of Technology for V003 Technology (5)
10.12	Sale and Purchase Agreement with EnviroTank International L.L.C. dated May 18, 2006 (6)
10.13	Sale and Purchase Agreement with SynChem Technologies L.L.C. dated June 16, 2006 (8)
14.1	Code of Ethics(9)
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)

Incorporated by reference to the exhibit filed with the Company’s current report on Form 10 for the period ended December 31, 2005, file no. 0-50993.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERDANT TECHNOLOGY CORPORATION

Date:	November 17, 2008	By:	/s/ DAVID J. CURD
David J. Curd, CEO

Date:	November 17, 2008	By:	/s/ DAVID J. CURD
David J. Curd, Interim CFO