Form 10-K
period 2005-12-31
Verdant Technology CORP
filed 2008-11-17
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2005
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Verdant Technology Corporation

(Exact name of registrant as specified in its charter)

———————

Delaware	000-50993	20-1680252
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas 77002

(Address of Principal Executive Office) (Zip Code)

(713) 546-9000

(Registrant’s telephone number, including area code)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act of 1933.		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act of 1934.	✓	Yes		No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes	✓	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.			✓

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2005 was $659,046. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2005, are deemed to be affiliates

The number of shares outstanding of Common Stock, $0.001 par value at November 17, 2008 was 67,502,887.

Transitional Small Business Disclosure Format:
	Yes	✓	No

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PAGE

Definitions

1

Forward-Looking Statements

1

PART I

Item 1.     Business.

2

Item 1A    Risk Factors.

7

Item 2.     Properties.

12

Item 3.     Legal Proceedings.

12

Item 4.     Submission Of Matters To A Vote Of Security Holders.

12

PART II

Item 5.     Market For Common Equity, Related Stockholder Matters And Issuer Purchases Of
Equity Securities.

13

Item 7.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.

15

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk.

17

Item 8.     Financial Statements And Supplementary Data (See Item 15).

17

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

17

Item 9A.  Controls And Procedures.

18

Item 9B.  Other Information.

19

PART III

Item 10.   Directors, Executive Officers And Corporate Governance.

20

Item 11.   Executive Compensation.

22

Item 12.   Security Ownership Of Certain Beneficial Owners And Management And
Related Stockholder Matters.

24

Item 13.   Certain Relationships And Related Transactions And Directors Independence.

28

Item 14.   Principal accountant fees and services.

29

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

30

Signatures

32

Certifications

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

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

  Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

YTD 2005

the year ended December 31, 2005

Forward-Looking Statements

Certain sections of this Annual Report discuss matters that are not historical facts, but expressions of management’s expectations, estimates, projections and assumptions, are “forward-looking statements.” Words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, plans, projections, earnings, product performance, cash flows, contracts, potential market, commercial viability of our technology, production and investment returns.  These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict.  Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

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

ITEM 1.

BUSINESS.

Introduction

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

On December 31, 2005, Mr. David J. Curd was elected as Chairman and Chief Executive Officer of the Company.  He is currently a Managing Member and Director of Aureus, a business development / private equity firm based in Miami, Florida.

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

The V003 Technology

The V003 Technology refers to V003 Paraffin Solvent, which is a biodegradable solvent useful for dissolving paraffin wax deposits in oil wells, production lines, and storage tanks.  Originally, Verdant, Inc. acquired an exclusive global license to use this technology for all purposes under an agreement dated October 26, 2005 from Synchem Technologies, LLC, a Florida limited liability company and in turn licensed the V003 Technology to VTC on November 1, 2005.  However, on June 16, 2006, concurrent with the transfer of the V003 Technology rights to SynChem by its inventor, John P Acunto Synchem Technologies, LLC became a wholly owned subsidiary of VTC.  The consideration for the V003 Technology was a royalty obligation equal to 25% of the net profits received from future contracts SynChem performs using the V003 Technology. Net profits shall mean the total proceeds of any contracts using the V003 Technology, less all costs incurred during implementation including, but not limited to, capital investments, operating costs, marketing administration, sales taxes, adjustments, and all other expenses needed to perform contracts and administer the V003 Technology. This royalty obligation is subject to a buyout option until June 16, 2011 for $6,500,000.  Upon acquisition of SynChem, the original license agreements between VTC, Verdant, Inc and SynChem became redundant.

In summary, SynChem, a wholly owned subsidiary of VTC (as of June 16, 2006) owns the V003 Technology and is obligated to pay royalties (as described above) to the inventor, John P Acunto, once commercial sales of derivative products begins.  To date, no products utilizing this technology have been developed on a commercial basis.

The EnviroTank Technology

The EnviroTank Technology refers to a technology for a crude recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup in the bottom of crude oil storage tanks EnviroTank acquired the Technology under an agreement dated April 12, 2006 from Tracy Stewart, who formed EnviroTank for the purpose of exploiting the technology.  On May 18, 2006, EnviroTank, LLC became a wholly owned subsidiary of VTC.  The consideration for the technology is a royalty obligation equal to 25% of the net profits received from future contracts EnviroTank performs using the technology.  Net profits shall mean the total proceeds of any contracts using the technology, less all costs incurred during implementation including, but not limited to, capital investments, operating costs, marketing administration, sales taxes, adjustments, and all other expenses needed to perform contracts and administer the technology.  This royalty obligation is subject to a buyout option until April 12, 2010 for $3,500,000.

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

Employees

The Company currently has no employees other than its officers. Commencing in 2006, the Company engaged certain individuals and firms as consultants to provide technical and operations expertise relevant to the petroleum industry.

ITEM 1A.

RISK FACTORS.

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment.  In evaluating the Company and our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

Risks Related to Our Business

We have a history of losses and may incur losses in the future.

We sustained losses resulting in an accumulated deficit of $313,548 as of December 31, 2005.  We may never become profitable, or if we do, we may never be able to sustain profitability.  We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and administrative expenses.  As a result, we expect to incur losses for the foreseeable future.  We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at December 31, 2005.  We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies.  We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional investments that may dilute our equity interests.  We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and beginning with this annual report on Form 10-K for our fiscal period ending December 31, 2008. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.

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

ITEM 2.

PROPERTIES.

The Company also has an office location at 3501 N. Causeway Blvd., Suite 300, Metairie, LA 70002 where it leases 150 square feet through its subsidiary company, EnviroTank International LLC.  The lease provides for $1,259 monthly recurring rent charge plus any additional monthly usage fees.  This lease commenced November 1, 2006 and renews annually until cancelled with 30 days advance notice.

The Company also has a regional office at 4801 Woodway Drive, Suite 300 East, Houston, TX 77056 where it leases 150 square feet from its affiliate, Verdant Inc.  The lease provides for $1,717 monthly recurring rent charge plus any additional monthly usage fees.  This lease commenced on September 1, 2008 and renews annually until cancelled with 30 days advance notice.

ITEM 3.

LEGAL PROCEEDINGS.

There are no material legal proceedings that are currently pending or, to the Company’s knowledge, contemplated against the Company to which it is a party.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been trading on the over-the-counter pink sheets published by the National Quotation Bureau, Inc. (“Pink Sheets”) under the symbol “VTHC.PK” effective March 1, 2006 and has traded under several other symbols since it was first listed on June 9, 1998, as follows:

•

“HSTA”

from March 1, 2004 to February 28, 2006,

•

“TECF”

from November 28, 2000 to February 29, 2004,

•

“TMDN”

from August 10, 1999 to November 27, 2000,

•

“CIIT”

from April 6, 1999 to August 9, 1999,

•

“PUBS”

from June 9, 1998 until April 5, 1999.

In general there is greater liquidity for traded securities on the OTCBB, and less through quotation in the Pink Sheets. In order for our common stock to trade on the OTCBB, a registered broker-dealer, known as the market maker, must be willing to list bid or sale quotations, sponsor the Company for listing on the Bulletin Board and file an application on our behalf to make a market in our securities. We have not, as of this date, contacted a market maker for sponsorship of our securities on the OTCBB. Securities that are quoted in the Pink Sheets do not have any listing requirements and can be difficult to buy and sell due to the potential for low and sporadic trading activity. The trading markets may be influenced by many factors, including the depth and liquidity of the market for such securities, developments affecting our business generally, the impact of the factors discussed under Part I, Item 1A Risk Factors, investors’ perceptions of our company and its business, our operating results, our dividend policies and general economic and market conditions.

Common Stock

Our articles of incorporation authorize us to issue up to Eighty Million (80,000,000) shares of common stock, par value $.0001. At December 31, 2005, we had issued and outstanding 67,402,887 shares of common stock of which, 40,000,000 shares or 59% was owned by our officers and directors.  There were no options or restricted stock issued under our 2004 Stock Option Plan.

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding up of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ending	High Bid	Low Bid
March 31, 2005	$0.11	$0.11
June 30, 2005	$0.06	$0.06
September 30, 2005	$0.05	$0.05
December 31, 2005	$0.05	$0.05

March 31, 2004	$1.05	$1.05
June 30, 2004	$0.70	$0.70
September 30, 2004	$0.80	$0.65
December 31, 2004	$0.60	$0.50

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

On November 14, 2008, the closing price for the common stock was $0.45.

Transfer Agent and Registrar

The transfer agent for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

Number of Stockholders

As of December 31, 2005, there were approximately 67,402,887 shares of common stock issued and outstanding to 706 shareholders.

Securities Authorized for Issuance Under Stock Option Plans

The following table sets forth information as of December 31, 2005:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	0	None
Equity compensation plans not approved by security holders	None	0	None
Total	None	0	None

Dividend Policy

We have not paid a dividend since incorporation and we do not anticipate paying any dividends in the future.  We intend to retain earnings to finance the expansion of our business and for general working capital purposes.  The Board of Directors may, however, determine whether we will pay dividends, depending on our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors.  No assurance is given as to our ability or willingness to pay dividends in the future.

Recent Sales of Unregistered Securities

On November 1, 2005, FutureVest, Inc. sold its convertible promissory note along with other short-term receivables, which totaled $243,380.77, to David J. Curd.  David J. Curd then negotiated the conversion of the obligations into 40,000,000 restricted shares of common stock.  This transaction resulted in a change in control.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

The Company has refocused its efforts to develop and commercialize emerging technologies towards environmentally friendly energy related technologies, primarily in the oil and gas sector and away from biomedical related technologies such as HeartSTAT CNBP/BF.  Consequently, 2005 saw the acquisition of two new technologies, referred to as the Legkow Technology and the V003 Technology and the divestiture of HeartSTAT CNBP/BF (for more information on the accounting policies used please consult the notes to the Financial Statements).  In addition, a change in control occurred as a result of David J. Curd’s purchase of certain Company obligations held by FutureVest, Inc. and negotiated the conversion of the obligations into 40,000,000 restricted shares of the Company’s restricted common stock, thereby giving him or his designee(s) ownership of approximately 58.5% of the issued and outstanding shares at the time of acquisition..

During the fiscal year ended December 31, 2005, the Company conducted only limited operations, which were focused on satisfying existing debt, divestiture of biomedical technology and positioning itself to focus on acquiring and developing innovative energy related technologies.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $21,327 during 2005 and had a net deficiency in equity of $42,764 and a net working capital deficit of $42,764 as of December 31, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of long-lived assets.  Our long-lived assets include property, equipment intangible license rights and goodwill.  We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of December 31, 2005 we valued our long-lived assets at $0 as estimated future cash flows are uncertain.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our audited financial statements for the years ended December 31, 2005 and December 31, 2004.  This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Year Ended December 31, 2005 (“2005”) Compared to Year Ended December 31, 2004 (“2004”)

We operated as HeartSTAT Technology, Inc. for the fiscal year ended December 31, 2005, changing our name to Verdant Technology Corporation effective March 1, 2006.  During the year ended December 31, 2005, the Company had negligible operations.  We divested our interests in biomedical technology and completed the acquisition of two energy related technologies in the last quarter of 2005.  The acquisition of the new technologies from an affiliated company, was at a nominal value.

Revenue of $190,180 was generated from the divestiture of certain assets and intellectual property related to the biomedical technology, pursuant to an Asset Transfer Agreement dated August 15, 2005.  As of December 31, 2005, we had not yet generated operating revenues.  Operating expenses consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses decreased $19,311 to $211,507 (2005) from $230,818 (2004), due to a onetime charge in 2004 for impairment of goodwill of $58,000 and the cessation of R&D consulting of $62,000 both of which were partially offset by a one time reorganization fee incurred in 2005.  These charges reflect the Company’s redirected focus on new energy related technologies.

Accordingly, the net loss was $21,327 (2005) and $230,818 (2004).

Liquidity and Capital Resources

The Company’s working capital deficit increased $17,012 to $42,764 (2005) from $25,752 (2004).  The Company had no cash at December 31, 2005, but maintains an informal arrangement with Verdant, Inc, David Curd and other affiliated companies, to continue to finance operations.

The Company has been funded by FutureVest, Inc. and also by Verdant, Inc., another related company.  Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc.  Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company.  At December 31, 2005, $7,068 and $20,000 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively.  Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at December 31, 2005.

Plan of Operation

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $21,327 during 2005 and had a net deficiency in equity of $42,764 and a net working capital deficit of $42,764 as of December 31, 2005.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2005.  Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of December 31, 2005:

Payments due by Period

	2006	2007	2008	2009	2010 and Thereafter
Operating leases	$5,518	$15,108	$24,976	$119,604	$135,000
Royalties	0	0	0	0	0
Total	$5,518	$15,108	$24,976	$119,604	$135,000

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently nil since as of December 31, 2005 we had no invested cash or marketable assets or debt in any significant amounts.  Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 19, 2006, the Company dismissed Bongiovanni & Associates, P.A. (“Bongiovanni”) and engaged Jewett, Swartz, Wolfe & Associates (“JSW”) to serve as the Company’s independent registered public accountants for the fiscal year ending December 31, 2005.   The Company decided to engage JSW as its experience as more closely aligned with the Company’s future business operations.  The Company’s board of directors approved both actions.

The audit report of Bongiovanni on the financial statements as of December 31, 2004 and for the two years then ended contained a separate paragraph stating:  “The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”  There were no other adverse opinions, disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope, or accounting principles.

During the fiscal years 2005 and 2004 and the subsequent interim period through May 19, 2006, the date prior to the engagement of JSW, there were no disagreements with Bongiovanni on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Bongiovanni, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

There were no other “reportable events” as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within the Company’s two most recent fiscal years and the subsequent interim period ending May 19, 2006.

During the fiscal years 2005 and 2004 and through May 19, 2006, the date prior to the engagement of JSW, neither the Company nor anyone on its behalf consulted JSW regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements.

Prior to the engagement of Bongiovanni and Associates the Company did not have an independent auditor of record.

ITEM 9A.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2005. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of December 31, 2005.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

CHANGES IN INTERNAL CONTROLS

During the fiscal year ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors at the date of this filing are:

Name	Age	Position

David J. Curd	40	Director and Chief Executive Officer

David P. Over	45	Director and President

Alexander Hunter*	54	Chairman

Leonard S. Toczylkin*	57	Director

John R. McGoldrick*	51	Director

Gary Rodney**	59	Interim CFO

———————

*These parties were not directors during the time of this Report.

**Interim CFO, appointed September 23, 2008.

Our shareholders elect our directors annually and our board of directors appoints our officers annually.  Any vacancies in our board to be are filled by the board itself.  Set forth below is a brief description of their recent employment and business experience.

David J. Curd, Director and Chief Executive Officer

On December 31, 2005, Mr. David J. Curd was elected as Chairman and Chief Executive Officer of the Company.  From 1990 through 1994, Mr. Curd held senior executive positions within two of Europe’s largest publicly quoted media Groups – Sterling Publications Plc. and Harrington Kilbride Plc.  In 1994, Mr. Curd established his own media company, CIP Inc. that he successfully sold to private investor group in 2002.  Since April 2002, Mr. Curd has funded and managed projects in the real estate, telecommunications and energy sections. Mr. Curd is currently on the Board of Managers of Aureus LLC, a business development / private equity firm based in Miami Beach, Florida.

David P. Over, Director & President

On December 31, 2005, David P. Over was elected as the President and a director of the Company.  From 1987 through 1995, Mr. Over held the position of Business Development Director with Harrington Kilbride Plc.  In 1996, Mr. Over was recruited as Managing Director of CIP Inc., a U.K. and U.S. based media company specializing in sports publishing, sponsorship and Internet marketing. Since September 2001, Mr. Over has acted as an international business consultant.  Mr. Over is currently on the Board of Managers of Aureus, LLC, a business development / private equity firm based in Miami Beach, Florida.

Alexander “Sandy” Hunter, Chairman

On September 23, 2008, Mr. Alexander “Sandy” Hunter was elected as Chairman of the Board of Directors of the Company.  An Offshore Engineer by training, Mr. Hunter has over 30 years experience working internationally and especially in the North Sea in both drilling and production operations.  Mr. Hunter was a founding Director of Expro North Sea, (now The Expro Group International), and was a key member of the team involved with their successful floatation in 1994.  Most recently, Mr. Hunter was part of the management team responsible for the formation of two substantial E&P companies within the UKCS.  They were sold creating significant value and returns for their equity investors.

Leonard S. Toczylkin, Director

On September 23, 2008, Dr. Leonard S. Toczylkin was elected as Director of the Company.  Dr. Toczylkin is a tenured Oil & Gas executive who over the span of 30 years has developed and commercialized new technologies in the Oil & Gas industry for independent gas, oilfield services, and technology development corporations.  As Chairman of DataHorizon he foresaw the coming of the Digital Oilfield era. Dr Toczylkin has wide international experience working with and developing new technologies for Downhole Oilfield, Submarine Communication and Crossover applications.  In conjunction to his appointment as CEO of Verdant Technology Corporation, Dr. Toczylkin is Director of Brawest Ltd.   Dr Toczylkin is a SPE Member and has degrees from the University of Melbourne (MSc), Manchester University (MBA) and the University of London (PhD).

John R. McGoldrick, Director

On September 23, 2008, Mr. John R. McGoldrick was appointed Director of the Company.  Mr. McGoldrick is a seasoned veteran of the oil & gas industry, having successfully worked in nearly every capacity of the industry over the past thirty years. Mr. McGoldrick’s last two positions were President of Enterprise Oil – Gulf of Mexico, Houston; and CEO/Principle of Falcon Bay Energy of The Woodlands, Texas. Mr. McGoldrick oversaw both domestic and international negotiations, contracts, developed multiple lease opportunities, did extensive 3-D positioning (8,000 Sq. Miles), and grew the U.S. business segment of Enterprise to $1 billion in value. At Enterprise he managed a staff of 85 with a budget of $90 million for explorations and appraisal, also operating a joint interest budget of $120 million. In addition Mr. McGoldrick managed the takeover of Reading & Bates.

Gary Rodney, Interim CFO

Effective September 23, 2008, the Company engaged the services of ProLianze Group, LLC and specifically the services of one of its Principals, Gary Rodney, MBA, CPA to provide financial consulting services and to function as the Company’s interim Chief Financial Officer.  As a consultant, Mr. Rodney has extensive experience in assisting small and emerging companies comply with the various SEC financial reporting requirements.  Mr. Rodney has also served as Chief Financial Officer of several public and private enterprises, among them are Catalina Lighting, Inc., a multinational public manufacture of consumer lighting products; Holiday RV Superstores a public RV dealership; Command Software Systems, a private international developer of AntiVirus and CD recording software.  Mr. Rodney was a audit manager with Price Waterhouse Coopers and earned degrees from Florida International University (BA) and Barry University (MBA).

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

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

Involvement in Certain Legal Proceedings

To the best of the Company’s  knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company:  (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934.  The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

Reporting Person	Date Report Due	Date Report Filed
David J. Curd	Form 3 due 11/11/05	01/13/06
David P. Over	Form 3 due 01/10/06	01/13/06

Code of Conduct

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.  The Financial Code of Business Conduct was adopted in 2008 and is filed as Exhibit 14.1 to this Annual Report on Form 10-K for December 31, 2005.

ITEM 11.

EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at December 31, 2005, the end of our last completed fiscal year):

Summary Compensation

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation ($) Earnings ($)	All Other Compensation ($)	Total ($)
David J. Curd (1)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO

David P. Over (2)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President

Garrett Krause (3)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and President

James R. Hudson (4)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-60,000-	-60,000-
CEO and President	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ted Russell (5)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and President	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert G. Taylor (6)	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President

———————

(1)

Mr. Curd currently serves as Chief Executive Officer commencing December 31, 2005.

(2)

Mr. Over currently serves as President commencing December 31, 2005.

(3)

Mr. Krause served as Chief Executive Officer and President from February 5, 2005 to December 31, 2005.

(4)

Mr. Hudson served as President from April 1, 2004 to February 5, 2005 and as Chief Executive Officer from October 8, 2004 to February 5, 2005.

(5)

Mr. Russell served as Chief Executive Officer from April 1, 2004 to October 8, 2004.  He was the President from November 1, 2004 to August 15, 2005.  Mr. Russell was not an officer or director of the Company at the time we filed our registration statement on Form 10-SB (October 20, 2004).

(6)

Mr. Taylor was the President from January 2001 through February 27, 2004.  He had no compensation from the company.

Stock Option Grants

There were no stock options granted on common shares in fiscal year 2005, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2005, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

None.

Aggregated Option Exercises and Fiscal Year-End Option Values

None

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None

Perquisites Table

None

Potential Payments Upon Termination Or Change In Control Table

None

Employment Agreements

We have not entered into employment agreements with any of our officers.  Salaries payable to our officers are subject to adjustment and deferral based on operations and cash flow of the Company.  No salaries were paid to or deferred for our officers.  Each of our officers are eligible to receive and participate in all benefit, bonus, retirement, health, insurance and incentive programs provided by the Company for its employees, if and when they become available.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of November 17, 2008, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  The Company believes that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Verdant Investment Partners Ltd. (David J. Curd)(3) Trident Chambers P.O. Box 146 Road Town Tortola British Virgin Islands	40,000,000	59.3%
David P. Over 801 Brickell Avenue, Suite 900 Miami, FL 33131	0	0%
Alexander Hunter 100 South Pointe Drive TH 3 Miami Beach, FL 33139	0	0%
Leonard S. Toczylkin 4801 Woodway Drive Suite 300, East Houston, TX 77056	0	0%
John R. McGoldrick 2002 Timberloch Place Suite 500 The Woodlands, TX 77380	0	0%
Gary Rodney 1560 Sawgrass Corporate Pkwy, 4th Floor Sunrise Fl 33323	0	0%
All officers and directors as a group (6 persons)	40,000,000	59.3%

———————

(1)

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)

This table is based on 67,502,887 shares of Common Stock outstanding as of November 17, 2008.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from November 17, 2008, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person

(3)

Verdant Investment Partners, Ltd., an entity controlled by David J. Curd may be deemed to be the “parent” of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

Changes in Control

On August 15, 2005 the Company entered into an Asset Transfer Agreement.  Mr. Ted Russell and Mr. Patrick Maley resigned their positions and upon closing of the Asset Transfer Agreement, Mr. Russell returned his stock back to the Company, resulting in a change in control of the Company.

On November 1, 2005, FutureVest, Inc. sold its convertible promissory note along with other short-term receivables, which totaled $243,380.77, to David J. Curd.  David J. Curd then negotiated the conversion of the obligations into 40,000,000 restricted shares of common stock.

The Company is not aware of any other arrangements that may result in a change in control.

Stock Option Plans

On September 30, 2004, our shareholders adopted a stock option plan, under which an aggregate of 5,000,000 shares of common stock are reserved for issuance pursuant to the exercise of stock options.  These options may be granted to our employees, officers, directors, and consultants.  We may also make awards of restricted stock under this plan.  Shares issued under this plan are “restricted” in the sense that they are subject to repurchase by us at cost during the vesting period.

The plan is designed to (i) induce qualified persons to become employees, officers, or directors of us; (ii) reward such persons for past services to us; (iii) encourage such persons to remain in our employ or associated with us; and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of our business.  Transactions under the plan are intended to comply with all applicable provisions under the Securities Exchange Act of 1934.  This plan will remain in effect until September 30, 2014, unless terminated by the Board of Directors.

Our board of directors administers the plan and determines:

•

who will be granted options or awards;

•

when options or awards will be granted;

•

the number of options or shares to be granted;

•

which options may be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, versus non-qualified options which are not intended to so qualify;

•

the time or times when each option becomes exercisable;

•

the duration of the exercise period for options;

•

the form or forms of the instruments evidencing options or awards granted under the plan;

•

the purchase price of the shares issued under the plan;

•

the period or periods of time during which we will have a right to repurchase the shares; and

•

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

Stock Options.  Only employees of us and our subsidiaries, as the term “employee” is defined for the purposes of the Internal Revenue Code will be entitled to receive incentive stock options.  The option price of any incentive stock option may be not less than 100% of the fair market value per share on the date of grant of the option; provided, however, that any incentive stock option granted under the plan to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the fair market value per share on the date of grant of the incentive stock option.  The exercise period of options granted under the plan may not exceed ten years from the date of grant thereof. Incentive stock options granted to a person owning more than ten percent of the total combined voting power of our common stock will be for no more than five years.  Except in the case of options granted to disinterested directors who administer the plan, the board will have the authority to accelerate or extend the exercisability of any outstanding option at such time and under such circumstances as it, in its sole discretion, deems appropriate.  However, no exercise period may be extended to increase the term of the option beyond ten years from the date of the grant.

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

If an optionee dies while an employee, officer or consultant, or if the optionee’s employment, officer, or consultant status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within one year after the date of death or disability of said optionee, by the optionee or by the optionee’s estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

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

Unless otherwise specified in an optionee’s agreement, options granted under the plan will become vested with the optionee over the course of four years from date of grant under the following schedule: 25% upon the first anniversary of the option grant and the remaining 75% monthly over the following 36 months.

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

Outstanding Options.  As of December 31, 2005 there were no options granted under this plan.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE.

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

Verdant, Inc.

The Company currently has its headquarters operations in Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas where it leases space from its affiliate, Verdant, Inc., an affiliate through common officers and directors.   In addition to providing office space, Verdant, Inc. began funding the Company to support operating and development expenses in 2005.  At December 31, 2005, $20,000 of short-term advances was due to Verdant, Inc.  The advances do not bear interest and no interest was owed to Verdant, Inc. at December 31, 2005

Aureus, LLC

Effective January 1, 2006, the Company utilized the services of certain Aureus employees to perform its executive, accounting and administration functions. Aureus offered these services under a management support agreement executed between the parties. Aureus is an affiliate through common officers and directors.  The Company did not incur or pay any fees to Aureus during 2005.

FutureVest, Inc.

Garrett K. Krause a former officer and director of the Company, through the eAngels Syndicate was the beneficial owner of 15,000,000 shares through the investment funds; SolutionMed Ventures, FutureVest MicroCap Fund, eAngels Technology Fund and Diamond Ventures.  The shares have subsequently been sold or transferred to other investors as of December 1, 2005.

At December 31, 2004, the Company owed $184,566 to FutureVest, Inc. pursuant to an unsecured revolving line of up to $750,000.  Interest accrued at 8% per annum and the entire balance was due December 31, 2007.  This debt was convertible into shares of common stock of the Company at a price of $0.35 per share.  Also as of December 31, 2004, $7,493 was owed to FutureVest, Inc. for accrued interest.

As of November 1, 2005, FutureVest, Inc. sold its convertible promissory note from the Company to David J. Curd.  As of November 1, 2005, $243,380.77 was owed by the Company under the note.  David J. Curd negotiated the conversion of the note into 40,000,000 restricted shares of common stock, thereby giving him or his designee(s) ownership as to approximately 58.5% of then issued and outstanding shares.

FutureVest also funded the Company to support operating and development expenses during 2005.  At December 31, 2005, $7,068 of short-term advances was due to FutureVest, Inc.  The advances do not bear interest and no interest was owed to FutureVest, Inc. at December 31, 2005.

SolutionMED Ventures

As per the terms of February 6, 2004 Agreement for the Purchase of Assets there were two royalties payable by the Company to (1) SolutionMED Ventures of 1.2% and (2) CNPB, Inc. (owned by the inventor, Ted Russell and his spouse) of 2.2% on all product revenues related to HeartSTAT CNBP/BF.  SolutionMED Ventures is a related company as it is part of the eAngels Syndicate of investors, managed by Garrett K. Krause.  As no revenues were generated during 2004, no royalty payments were made.  Upon the consummation of the Asset Transfer Agreement, the Company was no longer subject to such royalty obligations.

Ted Russell and HeartSTAT, Inc.

As part of the Agreement for the Purchase of Assets, the Company agreed to a Commercialization Partnership Agreement (Exhibit B to the Agreement) with the Interest Holders whereby the Interest Holders agreed that Ted Russell, the inventor of the technology, could exclusively license in perpetuity HeartSTAT CNBP/BF for the purpose of financing and concluding product commercialization activities if the Company were to fail to raise at least $2,500,000 of net proceeds for product development by September 6, 2005.  The Company was given a 90-day period to cure the financing inadequacy to prevent the license from being effected.  The terms of the license would include a provision that Mr. Russell, or an independent entity would repay the Company for any actual investment capital received at the rate of 20% of any net income of Mr. Russell’s independent commercial operations of producing derivative products using HeartSTAT CNBP/BF.  In addition, the Company would receive a royalty on net revenues of such derivative products as follows:

•

3% of net revenues if at least $1.3 million of investment capital was received, or

•

2% of net revenues if at least $650,000 but less than $1.3 million of investment capital was received, or

•

1% of net revenues if less than $650,000 of investment capital was received.

On August 15, 2005, in relation to the Company’s inability to raise the required $2,500,000, Mr. Ted Russell and HeartSTAT, Inc. executed an Asset Transfer Agreement with the Company for the sale of the Technology to HeartSTAT, Inc., a private company controlled by Mr. Ted Russell, to facilitate the ability of Mr. Russell to continue the private funding and commercialization of the Technology.  The asset transfer was consummated on October 31, 2005 and the Company received the following in exchange for the assets:

•

Mr. Russell and the Hull Family returned 20,000,000 shares of the Company’s common stock to treasury, which accounted for 41.3% of the then issued and outstanding stock in the Company.

•

HeartSTAT, Inc. issued 133,207 shares of stock (representing 9.99% equity interest in HeartSTAT, Inc.) and a $70,000 promissory note.

•

Mr. Russell and HeartSTAT, Inc. fully released the Company from payment of all amounts owed to them.

At December 31, 2004, $24,500 was owed to HeartSTAT, Inc. as long-term debt and $1,321 was owed to HeartSTAT, Inc. for accrued interest on that debt.  Also at December 31, 2004, the Company owed Ted Russell $7,500 under the terms of his employment contract.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the fiscal years ended December 31, 2005 and 2004, our principal accountant billed approximately $12,000 and $8,872, respectively, for the audit of our annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2005 and 2004.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal years 2005 and 2004.

All Other Fees

There were no other fees billed by our principal accountant other than those disclosed above for fiscal years 2005 and 2004.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.  The board of directors in accordance with procedures for the Company approved all of the services described above.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-B Number	Exhibit
3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws (1)
10.1	Agreement for the Purchase of Assets with the Interest holders of the HeartSTAT CNBP/BF Technology (1)
10.2	Employment Agreement of Ted Russell (1)
10.3	2004 Stock Option Plan (1)
10.4	SolutionMed Ventures Royalty Agreement (1)
10.5	CNBP, Inc. Royalty Agreement (1)
10.6	Asset Purchase Agreement dated as of August 15, 2005, by and between HeartSTAT, Inc., Ted W. Russell, and HeartSTAT Technology, Inc. (3)
10.7	Escrow Agreement dated as of August 15, 2005 (3)
10.8	Convertible Promissory Note to Diamond WorldWide, Inc. (4)
10.9	Agreement for payment of debt (5)
10.10	Assignment of Technology for Legkow Technology (5)
10.11	Assignment of Technology for V003 Technology (5)
10.12	Sale and Purchase Agreement with EnviroTank International L.L.C. dated May 18, 2006 (6)
10.13	Sale and Purchase Agreement with SynChem Technologies L.L.C. dated June 16, 2006 (8)

Regulation S-B Number	Exhibit
14.1	Code of Ethics (9)
23.1	Letter from Bongiovanni & Associates, P.A. (7)
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (9)
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

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

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERDANT TECHNOLOGY CORPORATION

Date: November 17, 2008	By:	/s/ DAVID J. CURD
David J. Curd,
CEO

Date: November 17, 2008	By:	/s/ DAVID J. CURD
David J. Curd,
Interim CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID J. CURD	Chief Executive Officer and Chairman	November 17, 2008
David J. Curd	(Principal Executive, Financial, and Accounting Officer)

/s/ DAVID J. CURD	Director	November 17, 2008
David J. Curd

/s/ DAVID P. OVER	Director	November 17, 2008
David P. Over

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Financial Statements

For the Years Ended December 31, 2005 and 2004

TABLE OF CONTENTS

PAGE(S)

Jewett, Schwartz & Associates
Certified Public Accountants
2514 Hollywood Boulevard, Suite 508
Hollywood, Florida 33020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Verdant Technology Corporation

(FKA HeartSTAT Technology, Inc.)

Two Allen Center, 1200 Smith Street, Suite 1600

Houston, TX 77002

We have audited the accompanying balance sheet of Verdant Technology Corporation as of December 31, 2005 and the related statements of operations, changes in shareholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdant Technology Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Verdant Technology Corporation will continue as a going concern.  As discussed in Note A to the financial statements, Verdant Technology Corporation has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, & Associates

Hollywood, Florida

October 19, 2008

Bongiovanni & Associates
Certified Public Accountants
17111 Kenton Drive, Suite 100-B
Cornelius, North Carolina 28031

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

September 21, 2005

/s/ BONGIOVANNI & ASSOCIATES, P.A.

Bongiovanni & Associates, P.A.

Charlotte, North Carolina

VERDANT TECHNOLOGY CORPORATION
(FKA HEARTSTAT TECHNOLOGY, INC.)
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

PREPAID EXPENSES	$––	$1,517

TOTAL ASSETS	$––	$1,517

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$15,696	$10,954
Due to related parties	27,068	16,315
TOTAL CURRENT LIABILITIES	42,764	27,269

LONG TERM NOTES PAYABLE - RELATED PARTIES	––	209,066

TOTAL LIABILITIES	42,764	236,335

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $.001 par value:
Authorized 80,000,000 shares; issued and outstanding,
67,402,887 shares (2005) and 48,402,887 shares (2004)	67,403	48,403
Additional paid in capital	203,381	––
Accumulated deficit	(313,548)	(283,221)
TOTAL SHAREHOLDERS' DEFICIT	(42,764)	(234,818)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$––	$1,517

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION
(FKA HEARTSTAT TECHNOLOGY, INC.)
STATEMENTS OF REVENUE AND EXPENSE

	For the Year Ended December 31,
	2005	2004

REVENUE	$190,180	$––

COST OF SALES	––	––

GROSS PROFIT	190,180	––

OPERATING EXPENSES
General and administrative	15,585	36,137
Consulting R&D fees	––	62,000
Corporate management fees	60,000	45,049
Legal and professional fees	35,922	29,632
Restructuring fees	100,000	––
Impairment expenses of intangible asset	––	58,000

TOTAL OPERATING EXPENSES	211,507	230,818

NET LOSS	$21,327	$230,818

Weighted Average Shares Outstanding	51,635,764	40,304,526

Basic and Fully Diluted Net Loss Per Share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION
(FKA HEARTSTAT TECHNOLOGY, INC.)
STATEMENTS OF SHAREHOLDERS' DEFICIT
For the Years Ended December 31, 2005 and 2004

					Total
	Common Stock		Additional	Accumulated	Shareholders'
	Shares	$	Paid In Capital	Deficit	Deficit

BALANCE AT DECEMBER 31, 2003	10,402,887	$10,403	$––	$(52,403)	$(42,000)

Common Stock Transactions:
Shares issued for acquisition of impaired goodwill	38,000,000	38,000			38,000

Net Loss for the Year				(230,818)	(230,818)

BALANCE AT DECEMBER 31, 2004	48,402,887	48,403	––	(283,221)	(234,818)

Common Stock Transactions:
Shares issued to retire debt	40,000,000	40,000	203,381		243,381
Shares repurchased:
Divestiture of HeartSTAT Technology	(20,000,000)	(20,000)			(20,000)
Settlement with former CEO	(1,000,000)	(1,000)		(9,000)	(10,000)

Net Loss for the Year				(21,327)	(21,327)

BALANCE AT DECEMBER 31, 2005	67,402,887	$67,403	$203,381	$(313,548)	$(42,764)

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION
(FKA HEARTSTAT TECHNOLOGY, INC.)
STATEMENTS OF CASH FLOW

	For the Year Ended December 31,
	2005	2004
OPERATING ACTIVITIES
Net Loss	$(21,327)	$(230,818)
Adjustments to reconcile net loss to cash used in
operating activities:
Sale of intellectual property	(190,180)	––
Impairment of goodwill	-	58,000
Changes in operating assets and liabilities:
Prepaid expenses	1,517	(1,517)
Accounts payable and accrued expenses	4,742	(31,046)
Due to related parties	205,248	205,381
Net Cash Used in Operating Activities	$––	$––

CASH
Beginning of the year	$––	$––
End of the year	$––	$––

SUPPLEMENTAL INFORMATION
Interest paid	$––	$––
Income taxes paid	$––	$––

NONCASH INVESTING AND FINANCING ACTIVITIES
Invest in HeartSTAT Inc. promissory note	$65,224
Invest in HeartSTAT Inc. stock	$70,000
Divest Alexis Biomedical Technolgy Fund, Inc.	$(135,224)
Issuance of notes for purchase of goodwill		$20,000
Issuance of common stock to retire debt	$243,381
Issuance of common shares for purchase of goodwill		$38,000
Cancellation of common stock	$20,000

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company had losses from operations of $21,327 and $230,818 for year ended December 31, 2005 and 2004, respectively.  During the year ended December 31, 2005 the Company recorded an accumulated deficit of $313,548.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

YTD 2005

the year ended December 31, 2005

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basis of Presentation

The financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America.  These statements include the accounts of Verdant Technology Corporation.

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development Costs

Costs are expensed as incurred.  There were no research and development expense for the period ended December 31, 2005.

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 – NEW TECHNOLOGY FOCUS

As previously discussed, during 2005, the Company acquired innovative energy-related technologies and ultimately divested its biomedical technology.  This new technology focus was accomplished by several key agreements.

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

113,207 shares of HeartSTAT, Inc. common stock (9.99% equity interest),

o

The officer and other parties will return 20,000,000 shares of Verdant Technology Corporation common stock to treasury,

o

All royalty and employment obligations and commitments would be relinquished at closing of the above transfer.

Also in August, 2005, the Company formed Alexis BioMedical Technology Fund, Inc. (“Alexis”), a wholly owned subsidiary to hold its biomedical related technology investments, which included HeartSTAT, Inc.’s common stock and promissory note.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 4 – NEW TECHNOLOGY FOCUS

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

NOTE 5 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses represent advances for expenses and other operational costs, made by related companies on behalf of the Company.  The creditors are related through common directorship and ownership.  The advances are evidenced by specific invoices for services and advances made on behalf of the Company.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 6 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible notes payable – related parties for the year ended December 31, 2005 consisted of the following:

•

Unsecured revolving line for $50,000 payable to a related party company bearing 8% interest.  No monthly payments of principal and interest are required.  Interest along with principal is due at maturity on December 31, 2006.  On August 15, 2005, as part of the Asset Transfer Agreement, in addition to other consideration, this debt was settled in exchange for certain biomedical technology, consequently no balance is outstanding at December 31, 2005.

•

Unsecured revolving line for $750,000 payable to a company related through common directorship and ownership bearing 8% interest.  Principal matures on December 31, 2007.    On November 1, 2005, as part of an Energy Technology Transfer Agreement, the debt was converted into common stock of the Company at a price per share of $.006. This transaction also resulted in a change in control.  No balance is outstanding at December 31, 2005.

NOTE 7 – CHANGE IN CONTROL

Simultaneous with the acquisition of two new energy technologies, the Legkow technology and the V003 technology, from Verdant Inc., a related party acquired the Company’s outstanding convertible promissory note and negotiated its conversion, combined with other obligations of the Company into 40,000,000 shares of the Company’s restricted common shares, thereby giving him or his designee(s) ownership of approximately 58.5% of the then issued and outstanding shares

No officers, directors, consultants, brokers or related parties received any options, payments or commitments related to this change in control transaction.

NOTE 8 – COMMITMENTS

Pursuant to the aforementioned agreement for the transfer of energy technology, the Company is committed to 17.5% of net receipts derived from the process and sale of products resulting from the employment of the Legkow technology and 25% of all revenues derived from the deployment of the V003 technology.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2005 and 2004 consist of the following:

	2005	2004
Current:
Federal	$(7,251)	$(78,478)
State	(774)	––
Benefit from income taxes	(8,025)	(78,478)
Use of NOL/Increase in valuation allowance	8,025	78,478
Benefit from income taxes, net of allowance	$––	$––

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2005	2004
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	3.6%	0.0%
Increase in valuation allowance	-37.6%	-34.0%
Effective income tax rate	0.0%	0.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2005	2004
Deferred tax assets - non-current	$59,025	$51,000
Valuation allowance	(59,025)	(51,000)
Net defered tax asset	$––	$––

The Company has a net operating loss carry forward of approximately $172,327 available to offset future taxable income through 2026.

NOTE 10 – SEGMENT REPORTING

SFAS 31, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

NOTE 11 – RELATED PARTY TRANSACTIONS

Included in “Other Payables – Related Parties” in the accompanying balance sheet at December 31, 2005 is $7,068 due to a company managed by the former CEO and $20,000 due to a company whose CEO is also the Company’s current CEO.

On November 1, 2005, FutureVest, Inc. sold its convertible promissory note along with other short-term receivables, which totaled $243,380.77, to David J. Curd.  David J. Curd then negotiated the conversion of the obligations into 40,000,000 restricted shares of common stock.  This transaction resulted in a change in control.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 12 – SUBSEQUENT EVENTS

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Years Ended December 31, 2005 and 2004

NOTE 12 – SUBSEQUENT EVENTS (Continued)

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