Form 10-Q
period 2006-03-31
Verdant Technology CORP
filed 2008-11-17
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2006
or

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

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

Page

Definitions

1

Forward-Looking Statements

1

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements.

3

Balance Sheets

3

Statements Of Revenue And Expense

4

Statements Of Changes In Shareholders' Deficiency

5

Statements Of Cash Flow

6

Notes to the Financial Statements

7

Item 2.       Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.

21

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.

23

Item 4t.      Controls And Procedures.

23

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

25

Item 1a.    Risk Factors.

25

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds

30

Item 3.      Defaults Upon Senior Securities.

30

Item 4.      Submission Of Matters To A Vote Of Security Holders.

30

Item 5.      Other Information.

30

Item 6.      Exhibits.

30

Signatures

31

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

QTR 2006

The three months ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006 or December 31, 2008

ITEM 1.

FINANCIAL STATEMENTS.

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)	(Audited)

TOTAL CURRENT ASSETS	$––	$––

LONG-LIVED ASSETS	––	––

TOTAL ASSETS	$––	$––

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$334,009	$15,696
Due to Related Parties	27,068	27,068

TOTAL CURRENT LIABILITIES	361,077	42,764

LONG TERM NOTES PAYABLE - RELATED PARTIES	––	––

TOTAL LIABILITIES	361,077	42,764

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common Stock, $.001 par value:
Authorized 80,000,000 shares; issued and outstanding,
67,402,887 shares (2006) and (2005)	67,403	67,403
Additional Paid In Capital	203,381	203,381
Accumulated Deficit	(631,861)	(313,548)
TOTAL SHAREHOLDERS' DEFICIENCY	(361,077)	(42,764)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$—	$––

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

STATEMENTS OF REVENUE AND EXPENSE

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES	$––	$––

OPERATING EXPENSES
General and Administrative	93,262	3,481
Consulting R&D Fees	––	––
Corporate Management Fees	105,982	15,000
Legal and Professional Fees	119,069	2,655
TOTAL OPERATING EXPENSES	318,313	21,136

LOSS FROM OPERATIONS	318,313	21,136

OTHER EXPENSE	––	––

NET LOSS	$(318,313)	$(21,136)

Basic and Fully Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	67,402,887	48,402,887

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

For the Three Months Ended March 31, 2006 and For the Year Ended December 31, 2005

	Common Stock	Common Shares	Additional Paid In Capital	Accumulated Deficit	Total Shareholders' Deficiency

Balances, December 31, 2004 (Audited)	48,402,887	$48,403	$––	$(283,221)	$(234,818)

Common stock transactions:
Shares issued:
To retire debt	40,000,000	40,000	203,381		243,381

Shares retired:
Divestiture of HeartStat Technology	(20,000,000)	(20,000)			(20,000)
Settlement with former CEO	(1,000,000)	(1,000)		(9,000)	(10,000)

Net loss YTD 2005				(21,327)	(21,327)

Balances, December 31, 2005 (Audited)	67,402,887	67,403	203,381	(313,548)	(42,764)

Net loss for Q1 2006				(318,313)	(318,313)

Balances, March 31, 2006(Unaudited)	67,402,887	$67,403	$203,381	$(631,861)	$(361,077)

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

STATEMENTS OF CASH FLOW

	For the Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES	(Unaudited)	(Unaudited)
Net Loss	$(318,313)	$(21,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in components of working capital:
Prepaid expenses	––	1,517
Accounts payable and accrued expenses	318,313	11,843
Other payable - related parties	––	7,776
NET CASH USED IN OPERATING ACTIVITIES	––	––

INVESTING ACTIVITIES
None	––	––

FINANCING ACTIVITIES
None	––	––

INCREASE (DECREASE) IN CASH	––	––
CASH, BEGINNING OF THE PERIOD	––	––
CASH, END OF THE PERIOD	$––	$––

SUPPLEMENTAL INFORMATION
Interest paid in cash	$––	$––
Income taxes paid	$––	$––

NON CASH FINANCING ACTIVITIES
None	$—	$––

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company had losses from operations of $318,313 and $21,136 for three months ended March 31, 2006 and 2005, respectively.  During the three months ended March 31, 2006 the Company recorded an accumulated deficit of $631,861.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

  Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

Q1-2006

The three months ended March 31, 2006

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

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

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2006.

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of March 31, 2006, there were no potential dilutive instruments that could result in share dilution.

Research and Development Costs

Costs are expensed as incurred.  There were no research and development expense for the period ended March 31, 2006.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 4 – NEW TECHNOLOGY FOCUS (Continued)

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

NOTE 5 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses primarily represent advances for expenses and other operational costs, made by related companies on behalf of the Company.  The creditors are related through common directorship and ownership.  The advances are evidenced by specific invoices for services and advances made on behalf of the Company.  Accounts payable and accrued expenses were $334,009, of which $315,728 was due to Verdant Inc., an affiliate, at March 31, 2006.

NOTE 6 – CHANGE IN CONTROL

Simultaneous with the acquisition of two new energy technologies, the Legkow technology and the V003 technology, from Verdant Inc., a related party acquired the Company’s outstanding convertible promissory note and negotiated its conversion, combined with other obligations of the Company into 40,000,000 shares of the Company’s restricted common shares, thereby giving him or his designee(s) ownership of approximately58.5% of the then issued and outstanding shares.

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

NOTE 7 – COMMITMENTS

Pursuant to the aforementioned agreement for the transfer of energy technology, the Company is committed to 17.5% of net receipts derived from the process and sale of products resulting from the employment of the Legkow technology and 25% of all revenues derived from the deployment of the V003 technology.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 8 – SEGMENT REPORTING

SFAS 31, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

NOTE 9 – RELATED PARTY TRANSACTIONS

Included in “Other Payables – Related Parties” in the accompanying balance sheet at December 31, 2005 is $7,068 due to a company managed by the former CEO and $20,000 due to a company whose CEO is also the Company’s current CEO.

NOTE 10 – SUBSEQUENT EVENTS

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Financial Statements

For the Three Months Ended March 31, 2006

NOTE 10 – SUBSEQUENT EVENTS (Continued)

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

During the three months ended March 31, 2006, the Company began conducting searches for additional technologies, negotiations for acquiring full ownership rights of its licensed technology, exploring the market for potential customers and resolving various administrative matters.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $318,313 during Q1-2006 and had a net deficiency in equity of $361,077 and a net working capital deficit of $361,077 as of March 31, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of long-lived assets.  Our long-lived assets include property, equipment intangible license rights and goodwill.  We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of March 31, 2006 we valued our long-lived assets at $0 as estimated future cash flows are uncertain.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our unaudited financial statements for the three months ended March 31, 2006 and March 31,2005.  This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended March 31, 2006 (“Q1-2006”) Compared to Three Months Ended March 31, 2005 (“Q1-2005”)

We operated as HeartSTAT Technology, Inc. (a biomedical technology company) for the fiscal year ended December 31, 2005, changing our name to Verdant Technology Corporation effective March 1, 2006.  During the year ended December 31, 2005, the Company had negligible operations.  We divested our interests in biomedical technology and completed the acquisition of two energy related technologies in the last quarter of 2005.  The acquisition of the new technologies from an affiliated company, was at a nominal value.  We operated as Verdant Technology Corporation (an environmentally friendly energy technology company) commencing January 1, 2006 after the divestiture of our interests in biomedical technology.

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses increased $297,177 (1,406%) to $318,313 (Q1-2006) from $21,136 (Q1-2005), due to the following:

•

a $116,414 increase in legal and professional fees associated with new contract negotiations, legal review of acquired technologies, and administrative matters,

•

a $90,982 increase in corporate management fees as a result of executive and staffing services provided by an affiliate company, and

•

a $89,781 increase in general and administrative expenses as a result of travel and other operational overhead costs.

These charges reflect the Company’s redirected focus on new energy related technologies.

Net loss increased $ 297,177 (1,406%) to $318,313 (Q1-2006) from $21,136 (Q1-2005) as a result of the impact of items discussed above.

Liquidity and Capital Resources

The Company’s working capital deficit increased $318,313 (744.3%) to $361,077 (Q1-2006) from $42,764 (Q1-2005).  The Company had no cash at March 31, 2006, but maintains an informal arrangement with Verdant, Inc, David Curd and other affiliated companies, to continue to finance the Company’s operations.

The Company has been funded by FutureVest, Inc. (Q1-2005) and by Verdant, Inc., (Q1-2006) another related company.  Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc.  Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company.  At March 31, 2006, $7,068 and $20,000 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively.  Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at March 31, 2006.   In addition, $315,728 of the accounts payable and accrued expenses was also due to Verdant, Inc. for expenses paid by Verdant, Inc. on behalf of the Company.

Plan of Operation

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $318,313 during Q1-2006 and had a net deficiency in equity of $631,861 and a net working capital deficit of $361,077 as of March 31, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2005.  Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of March 31, 2006:

Payments due by Period

	2006	2007	2008	2009	2010 and Thereafter
Operating leases	$5,518	$15,108	$24,976	$119,604	$135,000
Royalties	0	0	0	0	0
Total	$5,518	$15,108	$24,976	$119,604	$135,000

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is currently nil since as of March 31, 2006 we had no invested cash or marketable assets or debt in any significant amounts.  Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

ITEM 4T.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2006.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.  Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of March 31, 2006.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We sustained losses resulting in an accumulated deficit of $361,077 as of March 31, 2006.  We may never become profitable, or if we do, we may never be able to sustain profitability.  We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and administrative expenses.  As a result, we expect to incur losses for the foreseeable future.  We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at March 31, 2006.  We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies.  We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional investments that may dilute our equity interests.  We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2006.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the quarter ended March 31, 2006.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Regulation S-B Number	Exhibit
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERDANT TECHNOLOGY CORPORATION

Date: November 17, 2008	By:	/s/ DAVID J. CURD
David J. Curd,
CEO

Date: November 17, 2008	By:	/s/ DAVID J. CURD
David J. Curd,
Interim CFO