Form 10-Q
period 2006-09-30
Verdant Technology CORP
filed 2008-11-17
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2006
Or

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

DOCUMENTS INCORPORATED BY REFERENCE
None

VERDANT TECHNOLOGY CORPORATION

TABLE OF CONTENTS

PAGE

Definitions

1

Forward-Looking Statements

1

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

3

Balance Sheets

3

Consolidated Statements of Revenue and Expenses

4

Consolidated Statements of Changes in Shareholders' Deficiency

5

Consolidated Statements of Cash Flow

6

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operation

21

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

24

Item 4T.    Controls and Procedures

24

PART II - OTHER INFORMATION

Item 1.      Legal Proceddings

26

Item 1A.    Risk Factors

26

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.      Defaults Upon Senior Securities.

31

Item 4.      Submission of Matters to a Vote of Security Holders.

31

Item 5.      Other Information.

31

Item 6.      Exhibits

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

JSW

Jewett, Schwartz, Wolfe & Associates

Legkow Technology

A concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops

Q3-2006

the three months ended September 30, 2006

QTD2006

the nine months ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ended December 31, 2006 or December 31, 2008

ITEM 1.

FINANCIAL STATEMENTS.

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$295	$—
Accounts Receivable	45,000	—
TOTAL CURRENT ASSETS	45,295	—

LONG-LIVED ASSETS	—	—

TOTAL ASSETS	$45,295	$—

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$991,013	$15,696
Due to Related Parties	27,068	27,068
TOTAL CURRENT LIABILITIES	1,018,081	42,764

LONG TERM NOTES PAYABLE - RELATED PARTIES	—	—

TOTAL LIABILITIES	1,018,081	42,764

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common Stock, $.001 par value:
Authorized 80,000,000 shares; issued and outstanding, 77,602,887 shares (2006) and (2005)	77,603	67,403
Additional Paid In Capital	7,787,181	203,381
Accumulated Deficit	(1,337,570)	(313,548)
Subscription Receivable	(7,500,000)	—
TOTAL SHAREHOLDERS' DEFICIENCY	(972,786)	(42,764)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$45,295	$—

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	51,262	4,549	191,672	13,604
Consulting R&D Fees	—	—	—	—
Corporate Management Fees	115,373	15,000	353,833	45,000
Legal and Professional Fees	150,644	15,467	478,517	20,756
TOTAL OPERATING EXPENSES	317,278	35,016	1,024,022	79,360

LOSS FROM OPERATIONS	(317,279)	(35,016)	(1,024,022)	(79,360)

OTHER EXPENSES (INCOME)	—	—	—	—

NET LOSS	$(317,279)	$(35,016)	$(1,024,022)	$(79,360)

Basic and Fully Diluted Net Loss Per Share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Shares Outstanding	67,958,322	48,402,887	67,590,066	48,402,887

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

For the Nine Months Ended September 30, 2006 and For the Year Ended December 31, 2005

	Common Stock	Common Shares	Additional Paid In Capital	Subscription Receivables	Accumulated Deficit	Total Shareholders’ Deficiency
Balances, December 31, 2004 (Audited)	48,402,887	$48,403	$—	$—	$(283,221)	$(234,818)

Common stock transactions:
Shares issued:
To retire debt	40,000,000	40,000	203,381			243,381

Shares issued:
Divestiture of HeartStat Technology	(20,000,000)	(20,000)				(20,000)
Settlement with former CEO	(1,000,000)	(1,000)			(90,000)	(10,000)

Net loss for YTD					(21,327)	(21,327)

Balances, December 31, 2005 (Audited)	67,402,887	67,403	203,381	—	(313,548)	(42,764)

Common stock transactions:
Shares issued:
Legal and Professional Services	100,000	100	48,900			49,000
Consulting Services	10,000,000	10,000	7,490,000	(7,500,000)		—
Investor	100,000	100	49,900			50,000

Net loss for Q3 2006					(1,024,022)	(1,024,022)

Balances, September 30, 2006 (Unaudited)	77,602,887	$77,603	$7,792,181	$(7,500,000)	$(1,337,570)	$(967,786)

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HeartSTAT Technology, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(1,024,022)	$(79,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	49,000	—
Changes in components of working capital:
Prepaid expenses	—	1,517
Accounts payable and accrued expenses	975,317	70,923
Other payable - related parties	—	6,920
NET CASH USED IN OPERATING ACTIVITIES	295	—

INVESTING ACTIVITIES
None	—	—

FINANCING ACTIVITIES
None	—	—

INCREASE (DECREASE) IN CASH	—	—
CASH, BEGINNING OF THE PERIOD	—	—
CASH, END OF THE PERIOD	$295	$—

SUPPLEMENTAL INFORMATION
Interest paid in cash	$—	$—
Income taxes paid	$—	$—

NON CASH FINANCING ACTIVITIES
None		$—

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006

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

The V003 Technology refers to V003 Paraffin Solvent, which is a biodegradable solvent useful for dissolving paraffin wax deposits in oil wells, production lines, and storage tanks. Verdant, Inc. acquired an exclusive global license to use this technology for all purposes under an agreement dated October 26, 2005 from SynChem Technologies, LLC, a Florida limited liability company, which SynChem had exclusively licensed from the inventor, John P Acunto. The term of the license is 10 years and is automatically renewed for additional 10-year periods, unless the licensor terminates the license due to breach of license agreement. The license agreement requires a royalty fee equal to 25% of all revenues derived from the deployment of the technology, less all costs incurred during marketing, administration and implementation of the technology and all licensor costs funded by the licensee. Synchem Technologies LLC was acquired on June 16, 2006 and is a wholly owned operating subsidiary of Verdant Technology Corporation for the purpose of exploiting technology that address problems associated with deposits of paraffinic and asphaltic compounds in the production, storage and refining segments of the petroleum industry. To date, no products utilizing this technology have been developed on a commercial basis.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

NOTE 1 – NATURE OF BUSINESS (Continued)

On March 21, 2006, Envirotank International LLC was incorporated in the state of Louisiana. Envirotank International LCC was acquired on May 18, 2006 and is a wholly owned operating subsidiary of Verdant Technology Corporation for the purpose of exploiting technology for a crude recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup in the bottom of crude oil storage tanks.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company had losses from operations of $1,024,022 and $79,360 for nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 the Company recorded an accumulated deficit of $1,337,570. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

 Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

Q3-2006

the three months ended September 30, 2006

QTD2006

the nine months ended September 30, 2006

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2006 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2006.

Basis of Consolidation

For part of 2005, the financial statements included the accounts of Alexis BioMedical Technology Fund, Inc. (“Alexis”), a wholly owned subsidiary of the Company. Alexis was established in August, 2005 and divested on December 31, 2005. Other than accepting the transfer of certain biomedical related investments, Alexis had no operations or transactions during the period it was owned by the Company. For part of 2006, the financial statements included the accounts of Verdant Technology Corporation, Envirotank International LLC and Synchem Technologies LLC.

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2006, there were no potential dilutive instruments that could result in share dilution.

Research and Development Costs

Costs are expensed as incurred. There were no research and development expense for the period ended September 30, 2006.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

On March 21, 2006, Envirotank International LLC was incorporated in the state of Louisiana. Envirotank International LCC was acquired on May 18, 2006 and is a wholly owned operating subsidiary of Verdant Technology Corporation for the purpose of exploiting technology for a crude recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup in the bottom of crude oil storage tanks.

On October 24, 2005, Synchem Technologies LLC was incorporated in the state of Florida. Synchem Technologies LLC was acquired on June 16, 2006 and is a wholly owned operating subsidiary of Verdant Technology Corporation for the purpose of exploiting technology that address problems associated with deposits of paraffinic and asphaltic compounds in the production, storage and refining segments of the petroleum industry.

NOTE 5 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses primarily represent advances for expenses and other operational costs, made by related companies on behalf of the Company. The creditors are related through common directorship and ownership. The advances are evidenced by specific invoices for services and advances made on behalf of the Company. Accounts payable and accrued expenses were $991,013, of which $972,632 was due to Verdant Inc., an affiliate, at September 30, 2006.

NOTE 6 – COMMON STOCK ISSUED, PENDING RETURN

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

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

On November 1, 2005, FutureVest, Inc. sold its convertible promissory note along with other short-term receivables, which totaled $243,381, to David J. Curd. David J. Curd then negotiated the conversion of the obligations into 40,000,000 restricted shares of common stock. This transaction resulted in a change in control.

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

NOTE 9 – SEGMENT REPORTING

SFAS 31, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2005

NOTE 10 – RELATED PARTY TRANSACTIONS

Included in “Other Payables – Related Parties” in the accompanying balance sheet at September 30, 2006 is $7,068 due to a company managed by the former CEO and $20,000 due to a company whose CEO is also the Company’s current CEO.

NOTE 11 – ACQUISITIONS

On May 18, 2006, the Company acquired all of the assets of EnviroTank International, L.L.C., a Louisiana limited liability company (“EnviroTank’). The Company paid nominal consideration for the assets, which consisted primarily of a technology for a crude oil recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup on the bottom of crude oil storage tanks.

On June 16, 2006, the Company acquired all of the assets of SynChem Technologies, L.L.C., a Florida limited liability company (“SynChem”). The Company paid nominal consideration for the assets, which consist primarily of a technology that addresses problems associated with deposits of paraffinic and asphaltic compounds in the production, storage and refining segments of the petroleum industry (the “Technology”). The acquisition supersedes VTC’s license of the V003 Technology.

NOTE 12 – SUBSEQUENT EVENTS

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

During the nine months ended September 30, 2006, the Company began conducting searches for additional technologies, exploring the market for potential customers, developing commercialization strategies, developing business models for global commercialization and handling various operational and administrative matters.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations. It experienced losses of $1,024,022 during QTD2006 and had a net deficiency in equity of $972,786 and a net working capital deficit of $972,786 as of September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

•

Business combinations

We discuss below the critical accounting assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, refer to Note 3 to the financial statements included elsewhere herein.

Valuation of long-lived assets. Our long-lived assets include property, equipment intangible license rights and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of September 30, 2006 we valued our long-lived assets at $0 as estimated future cash flows are uncertain.

Business Combinations. We acquired two subsidiaries during Q3-2006. Our acquisitions included certain assets, rights and technology. In performing our acquisitions we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Our subsidiaries were acquired at a nominal value and as of September 30, 2006 we valued our acquisitions at $0 as estimated future cash flows are uncertain.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our unaudited financial statements for the three and nine months ended September 30, 2006 and September 30, 2005. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

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

Through Q3-2006, we acquired two companies;

•

EnviroTank International LCC was acquired for the purpose of exploiting technology for a crude recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup in the bottom of crude oil storage tanks.

•

SynChem Technologies LLC was acquired for the purpose of exploiting technology that address problems associated with deposits of paraffinic and asphaltic compounds in the production, storage and refining segments of the petroleum industry.

Verdant Technology Corporation’s efforts to develop and commercialize their acquired technologies have lead to further research and testing. We have also retained legal counsel to review patentability and trademarks for the acquired technologies.

Three Months Ended September 30, 2006 (“Q3-2006”) Compared to Three Months Ended September 30, 2005 (“Q3-2005”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses increased $282,262 (806.1%) to $317,279 (Q3-2006) from $35,016 (Q3-2005), due to the following:

•

a $135,177 increase in legal and professional fees associated with new contract negotiations, legal review of acquired technologies, patent review of acquired technologies, business development consultancy and administrative matters,

•

a $100,373 increase in corporate management fees as a result of executive and staffing services provided by an affiliate company, and

•

a $46,713 increase in general and administrative expenses as a result of travel and other operational overhead costs.

These charges reflect the Company’s redirected focus on new energy related technologies.

Net loss - increased $282,263 (806.1%) to $317,279 (Q3-2006) from $35,016 (Q3-2005) as a result of the impact of items discussed above.

Nine Months Ended September 30, 2006 (“QTD2006”) Compared to Nine Months Ended September 30, 2005 (“QTD2005”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses increased $944,662 (1,190.3%) to $1,024,022 (QTD2006) from $79,360 (QTD2005), due to the following:

•

a $457,761 increase in legal and professional fees associated with new contract negotiations, legal review of acquired technologies, patent review of acquired technologies, business development consultancy and administrative matters,

•

a $308,833 increase in corporate management fees as a result of executive and staffing services provided by an affiliate company, and

•

a $178,068 increase in general and administrative expenses as a result of travel and other operational overhead costs.

These charges reflect the Company’s redirected focus on new energy related technologies.

Net loss - increased $944,662 (1,190.3%) to $1,024,022 (QTD2006) from $79,360 (QTD2005) as a result of the impact of items discussed above.

Liquidity and Capital Resources

The Company’s working capital deficit increased $930,022 (2,174.8%) to $972,786 (QTD2006) from $42,764 (YTD2005). The Company had negligible cash at September 30, 2006, but maintains an informal arrangement with Verdant, Inc, David Curd and other affiliated companies, to continue to finance the Company’s operations.

The Company has been funded by FutureVest, Inc. (QTD2005) and by Verdant, Inc., (QTD2006) another related company. Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc. Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company. At September 30, 2006, $7,068 and $20,000 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively. Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at September 30, 2006.  In addition, $972,632 of the accounts payable and accrued expenses was also due to Verdant, Inc. for expenses paid by Verdant, Inc. on behalf of the Company.

Plan of Operation

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations. It experienced losses of $1,024,022 during QTD2006 and had a net deficiency in equity of $972,786 and a net working capital deficit of $972,786 as of September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2005. Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of September 30, 2006:

Payments due by Period

	2006	2007	2008	2009	2010 and Thereafter
Operating leases	$5,518	$15,108	$24,976	$119,604	$135,000
Royalties	0	0	0	0	0

Total	$5,518	$15,108	$24,976	$119,604	$135,000

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently nil since as of September 30, 2006 we had no invested cash or marketable assets or debt in any significant amounts. Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

ITEM 4T.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2006. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of September 30, 2006.

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

During the fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

b) Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We sustained losses resulting in an accumulated deficit of $1,337,570 as of September 30, 2006. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and administrative expenses. As a result, we expect to incur losses for the foreseeable future. We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at September 30, 2006. We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to seek additional investments that may dilute our equity interests. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2006.

Item 3.

Defaults Upon Senior Securities.

There have been no material defaults.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders of the Company during the quarter ended September 30, 2006.

Item 5.

Other Information.

NONE

ITEM 6.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-B Number	Exhibit
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERDANT TECHNOLOGY CORPORATION

Date:	November 17, 2008	By:	/s/ DAVID J. CURD
David J. Curd, CEO

Date:	November 17, 2008	By:	/s/ DAVID J. CURD
David J. Curd, Interim CFO