Form 10-K
period 2006-12-31
Verdant Technology CORP
filed 2008-11-17
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2006
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2006 was $22,561,732. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2006, are deemed to be affiliates.

The number of shares outstanding of Common Stock, $0.001 par value at November 17, 2008 was 67,502,887.

Transitional Small Business Disclosure Format:
	Yes	✓	No

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

PAGE

Definitions

1

Forward-Looking Statements

1

PART I

Item 1.      Business.

2

Item 1A.   Risk Factors.

7

Item 2.      Properties.

12

Item 3.      Legal Proceedings.

12

Item 4.      Submission Of Matters To A Vote Of Security Holders.

12

PART II

Item 5.      Market For Common Equity, Related Stockholder Matters And  Issuer Purchases
Of Equity Securities.

13

Item 7.      Management’s Discussion And Analysis Of Financial Condition And
Results Of Operation.

15

Item 7A.   Quantitative And Qualitative Disclosures About Market Risk

18

Item 8.      Financial Statements And Supplementary Data.

18

Item 9.      Changes In And Disagreements With Accountants On Accounting
And Financial Disclosure.

18

Item 9A.   Controls And Procedures.

19

Item 9B.   Other Information.

20

PART III

Item 10.    Directors, Executive Officers And Corporate Governance.

21

Item 11.    Executive Compensation.

24

Item 12.    Security Ownership Of Certain Beneficial Owners And
Management And Related Stockholder Matters.

25

Item 13.    Certain Relationships And Related Transactions And
Directors Independence.

29

Item 14.    Principal Accountant Fees And Services.

31

Item 15.    Exhibits, Financial Statement Schedules.

31

Signatures

33

Certifications

Exhibit 31 – Management certifications

Exhibit 32 – Sarbanes –Oxley

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

YTD 2006

the year ended December 31, 2006

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

We sustained losses resulting in an accumulated deficit of $1,414,550 as of December 31, 2006.  We may never become profitable, or if we do, we may never be able to sustain profitability.  We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and administrative expenses.  As a result, we expect to incur losses for the foreseeable future.  We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at December 31, 2006.  We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies.  We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional investments that may dilute our equity interests.  We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

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

Common Stock

Our articles of incorporation authorize us to issue up to Eighty Million (80,000,000) shares of common stock, par value $.0001. At December 31, 2006, we had issued and outstanding 77,602,887 shares of common stock of which, 40,000,000 shares or 59% was owned by our officers and directors.  There were no options or restricted stock issued under our 2004 Stock Option Plan.

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

Fiscal Quarter Ending	High Bid	Low Bid
March 31, 2006	$0.75	$0.75
June 30, 2006	$0.55	$0.55
September 30, 2006	$0.45	$0.35
December 31, 2006	$0.60	$0.60

March 31, 2005	$0.11	$0.11
June 30, 2005	$0.06	$0.06
September 30, 2005	$0.05	$0.05
December 31, 2005	$0.05	$0.05

March 31, 2004	$1.05	$1.05
June 30, 2004	$0.70	$0.70
September 30, 2004	$0.80	$0.65
December 31, 2004	$0.60	$0.50

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

Transfer Agent and Registrar

The transfer agent for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

Number of Stockholders

As of December 31, 2006, there were approximately 77,602,887 shares of common stock issued and outstanding to 887 shareholders.

Securities Authorized for Issuance Under Stock Option Plans

The following table sets forth information as of December 31, 2006:

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

During the year ended December 31, 2006, the Company began conducting searches for additional technologies, exploring the market for potential customers, developing commercialization strategies, developing business models for global commercialization, developing appropriate strategies for patent and trademark protection of portfolio technologies globally and handling various operational and administrative matters.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $1,414,550 during YTD2006 and had a net deficiency in equity of $1,363,314 and a net working capital deficit of $1,365,862 as of December 31, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of long-lived assets.  Our long-lived assets include property, equipment intangible license rights and goodwill.  We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of December 31, 2006 we valued our long-lived assets at $0 as estimated future cash flows are uncertain.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our unaudited financial statements for the  years ended December 31, 2006 and December 31, 2005.  This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

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

Year Ended December 31, 2006 (“YTD2006”) Compared to Year Ended December 31, 2005 (“YTD2005”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses increased $1,203,043  (568.8%) to $1,414,550 (YTD2006) from $211,507 (YTD2005), due to the following:

•

a $511,519 increase in legal and professional fees associated with new contract negotiations, legal review of acquired technologies, patent review of acquired technologies, business development consultancy and administrative matters,

•

a $514,705 increase in corporate management fees as a result of executive and staffing services provided by an affiliate company, and

•

a $276,819 increase in general and administrative expenses as a result of travel and other operational overhead costs, and

•

a $100,000 decrease in corporate restructuring fees incurred in 2005 which did not repeat in 2006.

These charges reflect the Company’s redirected focus on new energy related technologies.

Net loss - increased $1,393,223 (6,532.7%) to $1,414,550 (YTD2006) from $21,327 (YTD2005) as a result of the impact of items discussed above.

Liquidity and Capital Resources

The Company’s working capital deficit increased $1,323,098 (3,093.9%) to $1,365,862 (YTD2006) from $42,764 (YTD2005).  The Company had $24,587 in cash at December 31, 2006, but maintains an informal arrangement with Verdant, Inc, David Curd and other affiliated companies, to continue to finance the Company’s operations.

The Company has been funded by FutureVest, Inc. (YTD2005) and by Verdant, Inc., (YTD2006) another related company.  Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc.  Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company.  At December 31, 2006, $7,068 and $20,000 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively.  Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at December 31, 2006.   In addition, $1,301,925 of the accounts payable and accrued expenses was also due to Verdant, Inc. for expenses paid by Verdant, Inc. on behalf of the Company.

Plan of Operation

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $1,414,550 during YTD2006 and had a net deficiency in equity of $1,363,314 and a net working capital deficit of $1,365,862 as of December 31, 2006.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2005.  Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of December 31, 2006:

Payments due by Period

	2007	2008	2009	2010	2011 and Thereafter
Operating leases	$5,518	$24,976	$119,604	$135,000	$180,000
Royalties	0	0	0	0	2,322,587
Total	$5,518	$24,976	$119,604	$135,000	$2,502,587

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

ITEM 9A.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2006. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of December 31, 2006.

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

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal year ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at December 31, 2006, the end of our last completed fiscal year):

Summary Compensation

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation ($) Earnings ($)	All Other Compensation ($)	Total ($)
David J. Curd (1)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO

David P. Over (2)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President

Garrett Krause (3)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and President

James R. Hudson (4)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and President	2005	-0-	-0-	-0-	-0-	-0-	-0-	-60,000-	-60,000-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ted Russell (5)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and President	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert G. Taylor (6)	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
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

Stock Option Grants

There were no stock options granted on common shares in fiscal year 2006, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2006, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

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

Verdant, Inc.

The Company currently has its headquarters operations in Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas where it leases space from its affiliate, Verdant, Inc., an affiliate through common officers and directors. In addition to providing office space, Verdant, Inc. began funding the Company to support operating and development expenses in 2005.  At December 31, 2006, $20,000 of short-term advances was due to Verdant, Inc.  The advances do not bear interest and no interest was owed to Verdant, Inc. at December 31, 2006

Aureus, LLC

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

FutureVest also funded the Company to support operating and development expenses during 2005.  At December 31, 2006, $7,068 of short-term advances was due to FutureVest, Inc.  The advances do not bear interest and no interest was owed to FutureVest, Inc. at December 31, 2006.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the fiscal years ended December 31, 2006 and 2005, our principal accountant billed approximately $10,000 and $12,000, respectively, for the audit of our annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2006 and 2005.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal years2006 and 2005.

All Other Fees

There were no other fees billed by our principal accountant other than those disclosed above for fiscal years.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed.  The board of directors in accordance with procedures for the Company approved all of the services described above.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-B Number	Exhibit
3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Amendment (2)
3.3	Bylaws (1)
10.1	Agreement for the Purchase of Assets with the Interest holders of the HeartSTAT CNBP/BF Technology (1)
10.2	Employment Agreement of Ted Russell (1)
10.3	2004 Stock Option Plan (1)
10.4	SolutionMed Ventures Royalty Agreement (1)
10.5	CNBP, Inc. Royalty Agreement (1)
10.6	Asset Purchase Agreement dated as of August 15, 2005, by and between HeartSTAT, Inc., Ted W. Russell, and HeartSTAT Technology, Inc. (3)
10.7	Escrow Agreement dated as of August 15, 2005 (3)
10.8	Convertible Promissory Note to Diamond WorldWide, Inc. (4)
10.9	Agreement for payment of debt (5)
10.10	Assignment of Technology for Legkow Technology (5)

Regulation S-B Number	Exhibit
10.11	Assignment of Technology for V003 Technology (5)
10.12	Sale and Purchase Agreement with EnviroTank International L.L.C. dated May 18, 2006 (6)
10.13	Sale and Purchase Agreement with SynChem Technologies L.L.C. dated June 16, 2006 (8)
14.1	Code of Ethics (9)
23.1	Letter from Bongiovanni & Associates, P.A. (7)
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (9)
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

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
David P. Over

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Financial Statements

For the Years Ended December 31, 2006 and 2005

TABLE OF CONTENTS

PAGE(S)

Jewett, Schwartz & Associates
Certified Public Accountants
2514 Hollywood Boulevard, Suite 508
Hollywood, Florida 33020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Verdant Technology Corporation

(FKA HeartSTAT Technology, Inc.)

Two Allen Center, 1200 Smith Street, Suite 1600

Houston, TX 77002

We have audited the accompanying balance sheet of Verdant Technology Corporation as of December 31, 2006 and 2005 and the related statements of operations, changes in shareholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdant Technology Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, & Associates

Hollywood, Florida

October 19, 2008

VERDANT TECHNOLOGY CORPORATION
(FKA HEARTSTAT TECHNOLOGY, INC.)
BALANCE SHEETS

	December 31,
	2006	2005
ASSETS

CURRRENT ASSETS
Cash	$24,587	$––
Accounts Receivable	45,000	––

TOTAL CURRENT ASSETS	69,587	––

EQUIPMENT, net	2,548	––
TOTAL ASSETS	$72,135	––

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,408,381	$15,696
Due to related parties	27,068	27,068
TOTAL CURRENT LIABILITIES	1,435,449	42,764

LONG TERM NOTES PAYABLE - RELATED PARTIES	––	––

TOTAL LIABILITIES	1,435,449	42,764

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Common stock, $.001 par value:
Authorized 80,000,000 shares; issued and outstanding,
77,602,887 shares (2006) and 67,402,887 (2005) shares	77,603	67,403
Additional paid in capital	7,787,181	203,381
Accumulated deficit	(1,728,098)	(313,548)
Subscription receivable	(7,500,000)	––
TOTAL SHAREHOLDERS' DEFICIENCY	(1,363,314)	(42,764)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$72,135	$––

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION
(FKA HEARTSTAT TECHNOLOGY, INC.)
STATEMENTS OF REVENUE AND EXPENSE

	For the Year Ended December 31,
	2006	2005

REVENUES	$––	$190,180

OPERATING EXPENSES
General and administrative	292,404	15,585
Consulting R&D fees	––	––
Corporate management fees	574,705	60,000
Legal and professional fees	547,441	35,922
Restructuring fees	––	100,000
TOTAL OPERATING EXPENSES	1,414,550	211,507

LOSS FROM OPERATIONS	1,414,550	21,327

OTHER EXPENSE	––	––

NET LOSS	$1,414,550	$21,327

Basic and Fully Diluted Net Loss Per Share	$(0.02)	$(0.00)
Weighted Average Shares Outstanding	70,113,846	51,635,764

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION
(FKA HeartSTAT Technology, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
For the Years Ended December 31, 2006 and 2005

			Additional			Total
	Common	Common	Paid In	Subscription	Accumulated	Shareholders'
	Stock	Shares	Capital	Receivables	Deficit	Deficiency

Balances, December 31, 2004	48,402,887	$48,403	$––	$––	$(283,221)	$(234,818)

Common stock transactions:
Shares issued:
To retire debt	40,000,000	40,000	203,381			243,381

Shares retired:
Divestiture of HeartStat Technology	(20,000,000)	(20,000)				(20,000)
Settlement with former CEO	(1,000,000)	(1,000)			(9,000)	(10,000)

Net loss YTD 2005					(21,327)	(21,327)

Balances, December 31, 2005	67,402,887	67,403	203,381	––	(313,548)	(42,764)

Common stock transactions:
Shares issued:
Legal and Professional Services	100,000	100	48,900			49,000
Consulting Services	10,000,000	10,000	7,490,000	(7,500,000)		––
Investor	100,000	100	44,900			45,000

Net loss YTD 2005					(1,414,550)	(1,414,550)

Balances, December 31, 2006	77,602,887	$77,603	$7,787,181	$(7,500,000)	$(1,728,098)	$(1,363,314)

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION
(FKA HeartSTAT Technology, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES
Net Loss	$(1,414,550)	$(21,327)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services	49,000	––
Sale of intellectual property		(190,180)

Change in components of working capital:
Prepaid expenses	––	1,517
Accounts payable and accrued expenses	1,392,685	4,742
Other payable - related parties	––	205,248
NET CASH USED IN OPERATING ACTIVITIES	27,135	––

INVESTING ACTIVITIES
Purchase of equipment	(2,548)
NET CASH USED IN INVESTING ACTIVITIES	(2,548)	––

FINANCING ACTIVITIES
None	––	––

INCREASE (DECREASE) IN CASH	24,587	––
CASH, BEGINNING OF THE PERIOD	––	––
CASH, END OF THE PERIOD	$24,587	$––

SUPPLEMENTAL INFORMATION
Interest paid in cash	$––	$––
Income taxes paid	$––	$––

NON CASH INVESTING AND FINANCING ACTIVITIES
Investing Activities
Invest in HeartSTAT Inc. promissory note		$65,224
Invest in HeartSTAT Inc. stock		$70,000
Divest Alexis Biomediacal Technogy Fund, Inc.		$(135,224)
Financing Activities
Issue common stock to retire debt		$243,381
Cancellation of common stock		$(10,000)
Shares issued, cancellation pending	$7,500,000
Shares issued, collection pending	$45,000

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

NOTE 1 – NATURE OF BUSINESS (Continued)

On March 21, 2006, Envirotank International LLC was incorporated in the state of Louisiana.  Envirotank International LLC was acquired on May 18, 2006 and is a wholly owned operating subsidiary of Verdant Technology Corporation for the purpose of exploiting technology for a crude recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup in the bottom of crude oil storage tanks.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company had losses from operations of $1,414,550 and $21,327 for years ended December 31, 2006 and 2005, respectively.  During the years ended December 31, 2006 the Company recorded an accumulated deficit of $1,728,098.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

Q4-2006

the three months ended December 31, 2006

YTD2006

the year ended December 31, 2006

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

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

Basis of Presentation

The financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of December 31, 2006 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.

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

For the Years Ended December 31, 2006 and 2005

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

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2006, there were no potential dilutive instruments that could result in share dilution.

Research and Development Costs

Costs are expensed as incurred.  There were no research and development expense for the period ended December 31, 2006.

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

For the Years Ended December 31, 2006 and 2005

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

For the Years Ended December 31, 2006 and 2005

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

For the Years Ended December 31, 2006 and 2005

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

For the Years Ended December 31, 2006 and 2005

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

For the Years Ended December 31, 2006 and 2005

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

VERDANT TECHNOLOGY CORPORATION

(FKA HEARTSTAT TECHNOLOGY, INC.)

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2006 and 2005

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the Years Ended December 31, 2006 and 2005

NOTE 4 - NEW TECHNOLOGY FOCUS (Continued)

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

For the Years Ended December 31, 2006 and 2005

NOTE 4 - NEW TECHNOLOGY FOCUS (Continued)

On December 31, 2005, the Company divested Alexis to satisfy certain debts.  This transaction ends the Company’s interest in biomedical technology and permits the Company to focus 100% its efforts on the commercialization and monetization of environmentally sound, innovative energy-related technologies.

On March 21, 2006, Envirotank International LLC was incorporated in the state of Louisiana.  Envirotank International LLC was acquired on May 18, 2006 and is a wholly owned operating subsidiary of Verdant Technology Corporation for the purpose of exploiting technology for a crude recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup in the bottom of crude oil storage tanks.

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

NOTE 5 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses primarily represent advances for expenses and other operational costs, made by related companies on behalf of the Company.  The creditors are related through common directorship and ownership.  The advances are evidenced by specific invoices for services and advances made on behalf of the Company.  Accounts payable and accrued expenses were $1,408,381, of which $1,301,925 was due to Verdant Inc., an affiliate, at December 31, 2006.

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

For the Years Ended December 31, 2006 and 2005

NOTE 7 - CHANGE IN CONTROL (Continued)

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Included in “Other Payables – Related Parties” in the accompanying balance sheet at December 31, 2006 is $7,068 due to a company managed by the former CEO and $20,000 due to a company whose CEO is also the Company’s current CEO.

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

For the Years Ended December 31, 2006 and 2005

NOTE 11 - ACQUISITIONS (Continued)

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