Form 10-Q
period 2007-03-31
Verdant Technology CORP
filed 2008-11-17
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2007
or

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

20

Item 3.      Quantitative And Qualitative Disclosures About Market Risk.

22

Item 4T.    Controls And Procedures.

22

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

24

Item 1A.   Risk Factors.

24

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds

29

Item 3.      Defaults Upon Senior Securities.

29

Item 4.      Submission Of Matters To A Vote Of Security Holders.

29

Item 5.      Other Information.

29

Item 6.      Exhibits.

29

Signatures

30

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

QTR 2007

The three months ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007 or December 31, 2008.

ITEM 1.

FINANCIAL STATEMENTS.

VERDANT TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$1,208	$24,587
Accounts Receivable	—	45,000

TOTAL CURRENT ASSETS	1,208	69,587

EQUIPMENT, net	2,326	2,548

TOTAL ASSETS	$3,534	$72,135

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,731,702	$1,408,381
Due to Related Parties	27,068	27,068

TOTAL CURRENT LIABILITIES	1,758,770	1,435,449

LONG TERM NOTES PAYABLE - RELATED PARTIES	—	—

TOTAL LIABILITIES	1,758,770	1,435,449

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common Stock, $.001 par value: Authorized 80,000,000 shares; issued and outstanding, 77,502,887 (2007) and 77,602,887 (2006) shares	77,503	77,603
Additional Paid In Capital	7,742,281	7,787,181
Accumulated Deficit	(2,075,020)	(1,728,098)
Subscription Receivable	(7,500,000)	(7,500,000)
TOTAL SHAREHOLDERS' DEFICIENCY	(1,755,236)	(1,363,314)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$3,534	$72,135

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

	Three Months Ended
	March 31,
	2007	2006

REVENUES	$––	$––

OPERATING EXPENSES
General and Administrative	101,779	93,262
Consulting R&D Fees	––	––
Corporate Management Fees	222,595	105,982
Legal and Professional Fees	22,548	119,069
Restructuring Fees	––	––
TOTAL OPERATING EXPENSES	346,922	318,313

LOSS FROM OPERATIONS	346,922	318,313

OTHER EXPENSE	––	––

NET LOSS	$346,922	$318,313

Basic and Fully Diluted Net Loss Per Share	$0.00	$0.00

Weighted Average Shares Outstanding	77,521,776	67,402,887

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

For the Three Months Ended March 31, 2007 and For the Year Ended December 31, 2006

	Common Stock	Common Shares	Additional Paid In Capital	Subscription Receivables	Accumulated Deficit	Total Shareholders' Deficiency

Balances, December 31, 2005	67,402,887	$67,403	$203,381	$—	$(313,548)	$(42,764)

Common stock transactions:
Shares issued:
Legal and Professional Services	100,000	100	48,900			49,000
Consulting Services	10,000,000	10,000	7,490,000	(7,500,000)		—
Investor	100,000	100	44,900			45,000
						—
						—

Net loss YTD 2006					(1,414,550)	(1,414,550)

Balances, December 31, 2006	77,602,887	77,603	7,787,181	(7,500,000)	(1,728,098)	(1,363,314)

Common stock transactions:
Shares cancelled:
Investor	(100,000)	(100)	(44,900)			(45,000)
						—
						—

Net loss YTD 2007					(346,922)	(346,922)

Balances, March 31, 2007	77,502,887	$77,503	$7,742,281	$(7,500,000)	$(2,075,020)	$(1,755,236)

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Three Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES
Net Loss	$(346,922)	$(318,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—
Sale of intellectual property		—
Depreciation	222	—
Change in components of working capital:
Prepaid expenses	—	—
Accounts payable and accrued expenses	323,321	318,313
Other payable - related parties	—	—
NET CASH USED IN OPERATING ACTIVITIES	(23,379)	—

INVESTING ACTIVITIES
Purchase of equipment	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES
None	—	—

INCREASE (DECREASE) IN CASH	(23,379)	—
CASH, BEGINNING OF THE PERIOD	24,587	—
CASH, END OF THE PERIOD	$1,208	$—

SUPPLEMENTAL INFORMATION
Interest paid in cash	$—	$—
Income taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Investing Activities
None	$—	$—
Financing Activities
Shares cancelled	$45,000	$—

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

NOTE 1 – NATURE OF BUSINESS

Company Background

Verdant Technology Corporation (“Verdant” or “The Company”), was organized under the laws of the State of Delaware on October 12, 1995 as a corporation.

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company had continuing losses from operations of $346,922 for the three months ended March 31, 2007. During the three months ended March 31, 2007 the Company recorded an accumulated deficit of $2,075,020. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

 Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

Q1-2007

the three months ended March 31, 2007

YTD-2007

the three months ended March 31, 2007

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

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

The financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2007.

Basis of Consolidation

The consolidated financial statements included the accounts of Verdant Technology Corporation, Envirotank International LLC and Synchem Technologies LLC. All material intercompany transactions have been eliminated in consolidation.

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

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

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of March 31, 2007, there were no potential dilutive instruments that could result in share dilution.

Research and Development Costs

Costs are expensed as incurred. There were research and development expenses of $2,346 for the period ended March 31, 2007 in relation to the ongoing lab testing of the V003 solvent series against competitor products.

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

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

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement replaces APB 20, “Accounting Changes”, and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made during 2007, beginning on January 1, 2007. The adoption of SFAS 154 is not expected to have a material impact on its financial statements.

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

NOTE 4 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses primarily represent advances for expenses and other operational costs, made by related companies on behalf of the Company. The creditors are related through common directorship and ownership. The advances are evidenced by specific invoices for services and advances made on behalf of the Company. Accounts payable and accrued expenses were $1,731,702, of which $1,608,695 was due to Verdant Inc., an affiliate, at March 31, 2007.

NOTE 5 – COMMON STOCK ISSUED, PENDING RETURN

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

NOTE 6 – COMMITMENTS

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

NOTE 7 – SEGMENT REPORTING

SFAS 31, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in “Other Payables – Related Parties” in the accompanying balance sheet at March 31, 2007 is $7,068 due to a company managed by the former CEO and $20,000 due to a company whose CEO is also the Company’s current CEO.

NOTE 9 – ACQUISITIONS

On May 18, 2006, the Company acquired all of the assets of EnviroTank International, L.L.C.; a Louisiana limited liability company (“EnviroTank’). The Company paid nominal consideration for the assets, which consisted primarily of a technology for a crude oil recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup on the bottom of crude oil storage tanks.

On June 16, 2006, the Company acquired all of the assets of SynChem Technologies, L.L.C.; a Florida limited liability company (“SynChem”). The Company paid nominal consideration for the assets, which consist primarily of a technology that addresses problems associated with deposits of paraffinic and asphaltic compounds in the production, storage and refining segments of the petroleum industry (the “Technology”). The acquisition supersedes VTC’s license of the V003 Technology.

NOTE 10 – SUBSEQUENT EVENTS

V003 Sale and Distribution Agreement

On July 15, 2008, SynChem Technologies LLC signed a Letter of Intent with PetroSUMINISTROS for the sale and distribution of certain SynChem V003 Technology based solvents in the Latin American market. Negotiations are ongoing.

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Three Months Ended March 31, 2007

NOTE 10 – SUBSEQUENT EVENTS (Continued)

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

The Company is continuously searching for additional technologies, exploring the market for potential customers, developing commercialization strategies, developing business models for global commercialization and handling various operational and administrative matters.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations.  It experienced losses of $346,922 during YTD-2007 and had a net deficiency in equity of $1,755,236 and a net working capital deficit of $1,757,562 as of March 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of long-lived assets. Our long-lived assets include property, equipment intangible license rights and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of March 31, 2007 we valued our long-lived assets at $0 as estimated future cash flows are uncertain.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our unaudited financial statements for the three months ended March 31, 2007 and 2006. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended March 31, 2007 (“YTD-2007”) Compared to Three Months Ended March 31, 2006 (“YTD-2006”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses increased $28,608 (9%) to $346,922 (YTD-2007) from $318,313 (YTD-2006), due to the following:

•

a $96,522 decrease in legal and professional fees associated with new contract negotiations, legal review of acquired technologies, patent review of acquired technologies, business development consultancy and administrative matters, incurred in Q1-2006, which did not repeat in Q1-2007 due to their conclusion and subsequent focus on commercialization counsel, and

•

a $116,613 increase in corporate management fees as a result of executive and staffing services provided by an affiliate company, and

•

a $8,517 increase in general and administrative expenses as a result of increasing consulting costs for subsidiary companies and other operational overhead costs.

These charges reflect the Company’s focus on developing, acquiring and commercializing its portfolio of new energy related technologies.

Net loss - increased $28,608 (9%) to $346,922 (YTD-2007) from $318,313 (YTD-2006) as a result of the impact of items discussed above.

Liquidity and Capital Resources

The Company’s working capital deficit increased $391,700 (28.7%) to $1,757,562 (YTD-2007) from $1,365,862 as of December 31, 2006. The Company had $1,208 in cash at March 31, 2007, but maintains an informal arrangement with Verdant, Inc, David Curd and other affiliated companies, to continue to finance the Company’s operations.

The Company has been funded by Verdant, Inc., a related company. Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc. Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company. At March 31, 2007, $7,068 and $20,000 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively. Neither advance bears interest and no interest was owed to either

FutureVest, Inc. or Verdant, Inc. at March 31, 2007.  In addition, $1,608,695 of the accounts payable and accrued expenses was also due to Verdant, Inc. for expenses paid by Verdant, Inc. on behalf of the Company.

Plan of Operation

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations. It experienced losses of $346,922 during YTD-2007 and had a net deficiency in equity of $1,755,236 and a net working capital deficit of $1,757,562 as of March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to initiate the commercialization of its new portfolio of technologies in an effort to generate positive cash flow. Until its technologies become commercially viable, the Company will be dependent upon financing provided by its shareholders, related parties and investors to sustain its operations and development activities.

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2007. Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of March 31, 2007:

Payments due by Period

	2007	2008	2009	2010	2011 and Thereafter
Operating leases	$15,108	$24,976	$119,604	$135,000	180,000
Royalties	0	0	0	0	2,322,587
Total	$15,108	$24,976	$119,604	$135,000	$2,502,587

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

Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of March 31, 2007.

The annual report on Form 10-KSB for the year ended December 31, 2006 does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual reports on Form 10-K for the annual reporting periods through December 31, 2009.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We sustained losses resulting in an accumulated deficit of $2,075,020 as of March 31, 2006. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and administrative expenses. As a result, we expect to incur losses for the foreseeable future. We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at March 31, 2007. We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to seek additional investments that may dilute our equity interests. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2007.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the quarter ended March 31, 2007.

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