Form 10-Q
period 2007-09-30
Verdant Technology CORP
filed 2008-11-17
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2007
or

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

JSW

Jewett, Schwartz, Wolfe & Associates

Legkow Technology

A concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops

Q3-2007

the three months ended September 30, 2007

QTD2007

the nine months ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007 or December 31, 2008.

ITEM 1.

FINANCIAL STATEMENTS.

VERDANT TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$6,235	$24,587
Accounts Receivable	—	45,000

TOTAL CURRENT ASSETS	6,235	69,587

EQUIPMENT, net	1,883	2,548

TOTAL ASSETS	$8,118	$72,135

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,466,715	$1,408,381
Due to Related Parties	27,068	27,068

TOTAL CURRENT LIABILITIES	2,493,783	1,435,449

LONG TERM NOTES PAYABLE - RELATED PARTIES	—	—

TOTAL LIABILITIES	2,493,783	1,435,449

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common Stock, $.001 par value: Authorized 80,000,000 shares; issued and outstanding, 77,502,887 (2007) and 77,602,887 (2006) shares	77,503	77,603
Additional Paid In Capital	7,742,281	7,787,181
Accumulated Deficit	(2,805,449)	(1,728,098)
Subscription Receivable	(7,500,000)	(7,500,000)
TOTAL SHAREHOLDERS' DEFICIENCY	(2,485,665)	(1,363,314)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$8,118	$72,135

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and Administrative	118,092	51,262	431,039	191,672
Consulting R&D Fees	—	—	—	—
Corporate Management Fees	171,495	115,373	556,085	353,833
Legal and Professional Fees	31,135	150,644	90,227	478,517
Restructuring Fees	—	—	—	—
TOTAL OPERATING EXPENSES	320,722	317,279	1,077,351	1,024,022

LOSS FROM OPERATIONS	320,722	317,279	1,077,351	1,024,022

OTHER EXPENSE	—	—	—	—

NET LOSS	$320,722	$317,279	$1,077,351	$1,024,022

Basic and Fully Diluted Net Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	75,817,889	67,958,322	77,509,063	67,590,066

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

For the Nine Months Ended September 30, 2007 and For the Year Ended December 31, 2006

	Common Stock	Common Shares	Additional Paid In Capital	Subscription Receivables	Accumulated Deficit	Total Shareholders' Deficiency

Balances, December 31, 2005 (Audited)	67,402,887	$67,403	$203,381	$—	$(313,548)	$(42,764)

Common stock transactions:
Shares issued:
Legal and Professional Services	100,000	100	48,900			49,000
Consulting Services	10,000,000	10,000	7,490,000	(7,500,000)		—
Investor	100,000	100	44,900			45,000
						—
						—

Net loss YTD 2006					(1,414,550)	(1,414,550)

Balances, December 31, 2006 (Audited)	77,602,887	77,603	7,787,181	(7,500,000)	(1,728,098)	(1,363,314)

Common stock transactions:
Shares cancelled:
Investor	(100,000)	(100)	(44,900)			(45,000)
						—
						—

Net loss YTD 2007					(1,077,351)	(1,077,351)

Balances, September 30, 2007 (Unaudited)	77,502,887	$77,503	$7,742,281	$(7,500,000)	$(2,805,449)	$(2,485,665)

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited

	For the Nine Months Ended September 30,
	2007	2006

OPERATING ACTIVITIES
Net Loss	$(1,077,351)	$(1,024,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	49,000
Sale of intellectual property	—	—
Depreciation	665	—
Change in components of working capital:
Prepaid expenses	—	—
Accounts payable and accrued expenses	1,058,334	975,317
Other payable - related parties	—	—
NET CASH USED IN OPERATING ACTIVITIES	(18,352)	295

INVESTING ACTIVITIES
Purchase of equipment	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES
None	—	—

INCREASE (DECREASE) IN CASH	(18,352)	295
CASH, BEGINNING OF THE PERIOD	24,587	—
CASH, END OF THE PERIOD	$6,235	$295

SUPPLEMENTAL INFORMATION
Interest paid in cash	$—	$—
Income taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Investing Activities
None	$—	$—
Financing Activities
Shares cancelled	$45,000	$—

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company had continuing losses from operations of $1,077,351 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007 the Company recorded an accumulated deficit of $2,805,449. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

 Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

Q3-2007

the three months ended September 30, 2007

YTD-2007

the nine months ended September 30, 2007

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

The financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2007.

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2007, there were no potential dilutive instruments that could result in share dilution.

Research and Development Costs

Costs are expensed as incurred. There were research and development expenses of $2,210 for the period ended September 30, 2007 related to the ongoing lab testing of the V003 solvent series against competitor products.

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

NOTE 4 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses primarily represent advances for expenses and other operational costs, made by related companies on behalf of the Company. The creditors are related through common directorship and ownership. The advances are evidenced by specific invoices for services and advances made on behalf of the Company. Accounts payable and accrued expenses were $2,466,715, of which $2,239,544 was due to Verdant Inc., an affiliate, at September 30, 2007.

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in “Other Payables – Related Parties” in the accompanying balance sheet at September 30, 2007 is $7,068 due to a company managed by the former CEO and $20,000 due to a company whose CEO is also the Company’s current CEO.

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Financial Statements

For the Nine Months Ended September 30, 2007

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

Overview

The Company is continuously searching for additional technologies, exploring the market for potential customers, developing commercialization strategies, developing business models for global commercialization and handling various operational matters in efforts to protect its portfolio of new technologies and also and the management of various administrative matters.

During Q3 2007, the Company was reviewing and further testing its V003 technology via its subsidiary company, Synchem Technologies LLC. The Company was also actively reviewing, editing and filing trademarks and patents for its portfolio of new technologies.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations. It experienced losses of $1,077,351 during YTD-2007 and had a net deficiency in equity of $2,485,665 and a net working capital deficit of $2,487,548 as of September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of long-lived assets. Our long-lived assets include property, equipment intangible license rights and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of September 30, 2007 we valued our long-lived assets at $0 as estimated future cash flows are uncertain.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our unaudited financial statements for the three and nine months ended September 30, 2007 and 2006. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended September 30, 2007 (“Q3-2007”) Compared to Three Months Ended September 30, 2006 (“Q3-2006”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses increased $3,443 (1.1%) to $320,722 (Q3-2007) from $317,279 (Q3-2006), due to the following:

•

a $119,509 decrease in legal and professional fees associated with new contract negotiations, legal review of acquired technologies, patent review of acquired technologies, business development consultancy and administrative matters, incurred in Q3-2006, which did not repeat in Q3-2007, and

•

a $56,122 increase in corporate management fees as a result of executive and staffing services provided by an affiliate company, and

•

a $66,830 increase in general and administrative expenses as a result of increasing consulting and development costs for subsidiary companies and other operational overhead costs.

These charges reflect the Company’s focus on developing, acquiring new technologies and commercializing its portfolio of new energy related technologies.

Net loss - increased $3,443 (1.1%) to $320,722 (Q3-2007) from $317,279 (Q3-2006) as a result of the impact of items discussed above.

Nine Months Ended September 30, 2007 (“YTD-2007”) Compared to Nine Months Ended September 30, 2006 (“YTD-2006”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses increased $53,329 (5.2%) to $1,077,351 (YTD-2007) from $1,024,022 (YTD-2006), due to the following:

•

a $388,290 decrease in legal and professional fees associated with new contract negotiations, legal review of acquired technologies, patent review of acquired technologies, business development consultancy and administrative matters, incurred in YTD-2006, which did not repeat in YTD-2007, and

•

a $202,252 increase in corporate management fees as a result of executive and staffing services provided by an affiliate company, and

•

a $239,367 increase in general and administrative expenses as a result of increasing consulting and development costs for subsidiary companies and other operational overhead costs.

These charges reflect the Company’s focus on developing, acquiring and commercializing its portfolio of new energy related technologies.

Net loss - increased $53,329 (5.2%) to $1,077,351 (YTD-2007) from $1,024,022 (YTD-2006) as a result of the impact of items discussed above.

Liquidity and Capital Resources

The Company’s working capital deficit increased $1,121,686 (82.1%) to $2,487,548 as of September 30, 2007 from $1,365,862 as of December 31, 2006. The Company had $6,235 in cash at September 30, 2007, but maintains an informal arrangement with Verdant, Inc, David Curd and other affiliated companies, to continue to finance the Company’s operations.

The Company has been funded by Verdant, Inc., a related company. Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc. Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company. At September 30, 2007, $7,068 and $20,000 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively. Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at September 30, 2007.  In addition, $2,239,544 of the accounts payable and accrued expenses was also due to Verdant, Inc. for expenses paid by Verdant, Inc. on behalf of the Company.

Plan of Operation

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations. It experienced losses of $1,077,351 during YTD-2007 and had a net deficiency in equity of $2,485,665 and a net working capital deficit of $2,487,548 as of September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2007. Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of September 30, 2007:

Payments due by Period

	2007	2008	2009	2010	2011 and Thereafter
Operating leases	$15,108	$24,976	$119,604	$135,000	180,000
Royalties	0	0	0	0	2,322,587
Total	$15,108	$24,976	$119,604	$135,000	$2,502,587

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is currently nil since as of September 30, 2007 we had no invested cash or marketable assets or debt in any significant amounts. Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

ITEM 4T.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2007. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of September 30, 2007.

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

During the fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

b) Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We sustained losses resulting in an accumulated deficit of $2,805,449 as of September 30, 2007. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and administrative expenses. As a result, we expect to incur losses for the foreseeable future. We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at September 30, 2007. We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to seek additional investments that may dilute our equity interests. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2007.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the quarter ended September 30, 2007.

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