Form 10-K
period 2007-12-31
Verdant Technology CORP
filed 2008-11-17
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2007
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2007 was $27,926,977. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2007, are deemed to be affiliates.

The number of shares outstanding of Common Stock, $0.001 par value at November 17, 2008 was 67,502,887.

Transitional Small Business Disclosure Format:
	Yes	✓	No

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Page

Definitions

2

Forward-Looking Statements

2

PART I

Item 1.      Business.

3

Item 1A.   Risk Factors.

8

Item 1B.   Unresolved Staff Comments

N/A

Item 2.      Properties.

13

Item 3.      Legal Proceedings.

13

Item 4.      Submission of Matters to a Vote of Security Holders.

13

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

14

Item 6.      Selected Financial Data

N/A

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

17

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

19

Item 8.      Financial Statements and Supplementary Data.

19

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

19

Item 9A.   Controls and Procedures.

20

Item 9B.   Other Information.

21

PART III

Item 10.    Directors, Executive Officers And Corporate Governance.

22

Item 11.    Executive Compensation.

25

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

27

Item 13.    Certain Relationships and Related Transactions and Directors Independence.

30

Item 14.    Principal Accountant Fees and Services.

32

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

33

Signatures

35

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

YTD 2007

the year ended December 31, 2007

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

We sustained losses resulting in an accumulated deficit of $2,776,132 as of December 31, 2007. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and administrative expenses. As a result, we expect to incur losses for the foreseeable future. We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at December 31, 2007. We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to seek additional investments that may dilute our equity interests. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

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

Common Stock

Our articles of incorporation authorize us to issue up to Eighty Million (80,000,000) shares of common stock, par value $.0001. At December 31, 2007, we had issued and outstanding 77,995,887 shares of common stock of which, 40,000,000 shares or 52% was owned by our officers and directors. There were no options or restricted stock issued under our 2004 Stock Option Plan.

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

Fiscal Quarter Ending	High Bid	Low Bid
March 31, 2007	$0.80	$0.58
June 30, 2007	$0.85	$0.51
September 30, 2007	$0.80	$0.45
December 31, 2007	$0.75	$0.73

March 31, 2006	$0.75	$0.75
June 30, 2006	$0.55	$0.55
September 30, 2006	$0.45	$0.35
December 31, 2006	$0.60	$0.60

March 31, 2005	$0.11	$0.11
June 30, 2005	$0.06	$0.06
September 30, 2005	$0.05	$0.05
December 31, 2005	$0.05	$0.05

March 31, 2004	$1.05	$1.05
June 30, 2004	$0.70	$0.70
September 30, 2004	$0.80	$0.65
December 31, 2004	$0.60	$0.50

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

Transfer Agent and Registrar

The transfer agent for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

Number of Stockholders

As of December 31, 2007, there were approximately 77,995,887 shares of common stock issued and outstanding to 1,197 shareholders.

Securities Authorized for Issuance Under Stock Option Plans

The following table sets forth information as of December 31, 2007:

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

Overview

The Company is continuously searching for additional technologies, exploring the market for potential customers, developing commercialization strategies, developing business models for global commercialization, handling various operational matters in efforts to protect its portfolio of new technologies and also handling the management of various administrative matters.

During Q4 2007, the Company has continued reviewing and further testing of its V003 technology via its subsidiary company, Synchem Technologies LLC. The Company was also actively reviewing, editing and filing patents for its portfolio of new technologies.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations. It experienced losses of $1,362,796 during YTD-2007 and had a net deficiency in equity of $2,774,470 and a net working capital deficit of $2,776,132 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of long-lived assets. Our long-lived assets include property, equipment intangible license rights and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of December 31, 2007 we valued our long-lived assets at $0 as estimated future cash flows are uncertain.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our unaudited financial statements for the years ended December 31, 2007 and 2006. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Year Ended December 31, 2007 (“YTD-2007”) Compared to Year Ended December 31, 2006 (“YTD-2006”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses decreased $53,754 (3.8%) to $1,362,796 (YTD-2007) from $1,416,550 (YTD-2006), due to the following:

•

a $431,482 decrease in legal and professional fees associated with new contract negotiations, legal review of acquired technologies, patent review of acquired technologies, business development consultancy and administrative matters, incurred in YTD-2006, which did not repeat in YTD-2007. Legal and professional fees ongoing were mostly on a retainer basis due to regular legal requirements for the company, and

•

a $145,095 increase in corporate management fees as a result of executive and staffing services provided by an affiliate company, and

•

a $232,633 increase in general and administrative expenses as a result of increasing consulting and development costs for subsidiary companies and other operational overhead costs.

These charges reflect the Company’s focus on developing, acquiring and commercializing its portfolio of new energy related technologies.

Net loss - decreased $53,754 (3.8%) to $1,362,796 (YTD-2007) from $1,416,550 (YTD-2006) as a result of the impact of items discussed above.

Liquidity and Capital Resources

The Company’s working capital deficit increased $1,410,270 (103.3%) to $2,776,132 as of December 31, 2007 from $1,365,862 as of December 31, 2006. The Company had $18,491 in cash at December 31, 2007, but maintains an informal arrangement with Verdant, Inc, David Curd and other affiliated companies, to continue to finance the Company’s operations.

The Company has been funded by Verdant, Inc., a related company. Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc. Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company. At December 31, 2007, $7,068 and $20,000 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively. Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at December 31, 2007. In addition, $2,479,042 of the accounts payable and accrued expenses was also due to Verdant, Inc. for expenses paid by Verdant, Inc. on behalf of the Company.

Plan of Operation

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations. It experienced losses of $1,362,796 during YTD-2007 and had a net deficiency in equity of $2,774,470 and a net working capital deficit of $2,776,132 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2007. Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of December 31, 2007:

Payments due by Period

	2008	2009	2010	2011	2012 and thereafter
Operating leases	$24,976	$119,604	$135,000	$180,000	$265,000
Royalties	0	0	0	2,322,587	4,893,246
Total	$24,976	$119,604	$135,000	$2,502,587	$5,158,246

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently nil since as of December 31, 2007 we had no invested cash or marketable assets or debt in any significant amounts. Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

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

ITEM 9A.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2007. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of December 31, 2007.

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

b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

David J. Curd, Director and Chief Executive Officer

On December 31, 2005, Mr. David J. Curd was elected as Chairman and Chief Executive Officer of the Company. From 1990 through 1994, Mr. Curd held senior executive positions within two of Europe’s largest publicly quoted media Groups – Sterling Publications Plc. and Harrington Kilbride Plc. In 1994, Mr. Curd established his own media company, CIP Inc. that he successfully sold to private investor group in 2002. Since April 2002, Mr. Curd has funded and managed projects in the real estate, telecommunications and energy sections. Mr. Curd is currently on the Board of Managers of Aureus LLC, a business development / private equity firm based in Miami, Florida.

David P. Over, Director & President

On December 31, 2005, David P. Over was elected as the President and a director of the Company. From 1987 through 1995, Mr. Over held the position of Business Development Director with Harrington Kilbride Plc. In 1996, Mr. Over was recruited as Managing Director of CIP Inc., a U.K. and U.S. based media company specializing in sports publishing, sponsorship and Internet marketing. Since September 2001, Mr. Over has acted as an international business consultant. Mr. Over is currently on the Board of Managers of Aureus, LLC, a business development / private equity firm based in Miami, Florida.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of our last completed fiscal year):

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation ($) Earnings ($)	All Other Compensation ($)	Total ($)

David J. Curd (1)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David P. Over (2)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Garrett Krause (3)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and President

James R. Hudson (4)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and President	2005	-0-	-0-	-0-	-0-	-0-	-0-	-60,000-	-60,000-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ted Russell (5)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO and President	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert G. Taylor (6)	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
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

Outstanding Options. As of December 31, 2007 there were no options granted under this plan.

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

Verdant, Inc.

The Company currently has its headquarters operations in Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas where it leases space from its affiliate, Verdant, Inc., an affiliate through common officers and directors.  In addition to providing office space, Verdant, Inc. began funding the Company to support operating and development expenses in 2005. At December 31, 2007, $20,000 of short-term advances was due to Verdant, Inc. The advances do not bear interest and no interest was owed to Verdant, Inc. at December 31, 2007

Aureus, LLC

Effective January 1, 2006, the Company utilized the services of certain Aureus employees to perform its executive, accounting and administration functions. Aureus offered these services under a management support agreement executed between the parties. Aureus is an affiliate through common officers and directors. The Company did not pay any fees to Aureus during 2007.

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

FutureVest also funded the Company to support operating and development expenses during 2005. At December 31, 2007, $7,068 of short-term advances was due to FutureVest, Inc. The advances do not bear interest and no interest was owed to FutureVest, Inc. at December 31, 2007.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the fiscal years ended December 31, 2007 and 2006, our principal accountant billed approximately $10,000 and $10,000, respectively, for the audit of our annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2007 and 2006.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal years 2007 and 2006.

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
David P. Over

0

VERDANT TECHNOLOGY CORPORATION

Financial Statements

For the Years Ended December 31, 2007 and 2006

Jewett, Schwartz & Associates
Certified Public Accountants
2514 Hollywood Boulevard, Suite 508
Hollywood, Florida 33020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Verdant Technology Corporation

(FKA HeartSTAT Technology, Inc.)

Two Allen Center, 1200 Smith Street, Suite 1600

Houston, TX 77002

We have audited the accompanying balance sheet of Verdant Technology Corporation as of December 31, 2007 and 2006 and the related statements of operations, changes in shareholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verdant Technology Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, & Associates

Hollywood, Florida

October 19, 2008

VERDANT TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$18,491	$24,587
Accounts Receivable	—	45,000

TOTAL CURRENT ASSETS	18,491	69,587

EQUIPMENT, net	1,662	2,548

TOTAL ASSETS	$20,153	$72,135

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,767,555	$1,408,381
Due to Related Parties	27,068	27,068

TOTAL CURRENT LIABILITIES	2,794,623	1,435,449

LONG TERM NOTES PAYABLE - RELATED PARTIES	—	—

TOTAL LIABILITIES	2,794,623	1,435,449

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common Stock, $.001 par value:
Authorized 80,000,000 shares; issued and outstanding,
77,495,887 (2007) and 77,602,887 (2006) shares	77,496	77,603
Additional Paid In Capital	7,738,928	7,787,181
Accumulated Deficit	(3,090,894)	(1,728,098)
Subscription Receivable	(7,500,000)	(7,500,000)
TOTAL SHAREHOLDERS' DEFICIENCY	(2,774,470)	(1,363,314)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$20,153	$72,135

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

	Year Ended
	December 31,
	2007	2006

REVENUES	$—	$—

OPERATING EXPENSES
General and Administrative	527,037	294,404
Consulting R&D Fees	—	—
Corporate Management Fees	719,800	574,705
Legal and Professional Fees	115,959	547,441
Restructuring Fees	—	—
TOTAL OPERATING EXPENSES	1,362,796	1,416,550

LOSS FROM OPERATIONS	1,362,796	1,416,550

OTHER EXPENSE	—	—

NET LOSS	$1,362,796	$1,416,550

Basic and Fully Diluted Net Loss Per Share	$(0.02)	$(0.02)

Weighted Average Shares Outstanding	77,505,742	70,113,846

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
For the Year Ended December 31, 2007 and 2006

			Additional			Total
	Common	Common	Paid In	Subscription	Accumulated	Shareholders'
	Stock	Shares	Capital	Receivables	Deficit	Deficiency

Balances, December 31, 2005	67,402,887	$67,403	$203,381	$—	$(313,548)	$(42,764)

Common stock transactions:
Shares issued:
Legal and Professional Services	100,000	100	48,900			49,000
Consulting Services	10,000,000	10,000	7,490,000	(7,500,000)		—
Investor	100,000	100	44,900			45,000
						—
						—

Net loss YTD 2006					(1,414,550)	(1,414,550)

Balances, December 31, 2006	77,602,887	77,603	7,787,181	(7,500,000)	(1,728,098)	(1,363,314)

Common stock transactions:
Shares cancelled:
Investor	(107,000)	(107)	(48,253)			(48,360)
						—
						—

Net loss YTD 2007					(1,362,796)	(1,362,796)

Balances, December 31, 2007	77,495,887	$77,496	$7,738,928	$(7,500,000)	$(3,090,894)	$(2,774,470)

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended
	December 31,
	2007	2006
OPERATING ACTIVITIES
Net Loss	$(1,362,796)	$(1,414,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	49,000
Sale of intellectual property		—
Depreciation	886	111
Change in components of working capital:
Prepaid expenses	—	—
Accounts payable and accrued expenses	1,359,173	1,392,685
Other payable - related parties	—	—
NET CASH USED IN OPERATING ACTIVITIES	(2,737)	27,246

INVESTING ACTIVITIES
Purchase of property and equipment, net	—	(2,548)
NET CASH USED IN INVESTING ACTIVITIES	—	(2,548)

FINANCING ACTIVITIES
Shares cancelled	(3,360)
NET CASH USED IN FINANCING ACTIVITIES	(3,360)	—

INCREASE (DECREASE) IN CASH	(6,097)	24,698
CASH, BEGINNING OF THE PERIOD	24,698	—
CASH, END OF THE PERIOD	$18,601	$24,698

SUPPLEMENTAL INFORMATION
Interest paid in cash	$—	$—
Income taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Investing Activities
None	$—	$—
Financing Activities
Shares issued (pending payment)	$(45,000)	$45,000
Shares issued (pending return)	$—	$7,500,000
Shares cancelled	$—	$—

The accompanying notes are an integral part of these financial statements

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company had continuing losses from operations of $1,362,796 for the year ended December 31, 2007. During the year ended December 31, 2007 the Company recorded an accumulated deficit of $3,090,894. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

 Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

YTD-2007

the year ended December 31, 2007

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

Basis of Presentation

The financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of December 31, 2007 and the related operating results and cash flows for the period presented have been made. All adjustments are of a normal recurring nature.

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2007, there were no potential dilutive instruments that could result in share dilution.

Research and Development Costs

Costs are expensed as incurred. There were research and development expenses for the period ended December 31, 2007 of $2,786 in relation to the ongoing testing of the V003 technology against competitor products.

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

NOTE 4 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses primarily represent advances for expenses and other operational costs, made by related companies on behalf of the Company. The creditors are related through common directorship and ownership. The advances are evidenced by specific invoices for services and advances made on behalf of the Company. Accounts payable and accrued expenses were $2,767,555, of which $2,479,042 was due to Verdant Inc., an affiliate, at December 31, 2007.

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

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2005 consist of the following:

	2007	2006
Current:
Federal	$(463,351)	$(480,947)
State	(49,469)	(51,348)
Benefit from income taxes	(512,820)	(532,295)
Use of NOL/Increase in valuation allowance	512,820	532,295
Benefit from income taxes, net of allowance	$—	$—

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	2007	2006
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	3.6%	3.6%
Increase in valuation allowance	-37.6%	-37.6%
Effective income tax rate	0.0%	0.0%

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

NOTE 6 - INCOME TAXES (CONTINUED)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	2007	2006
Deferred tax assets - non-current	$1,104,143	$591,323
Valuation allowance	(1,104,143)	(591,323)
Net deferred tax asset	$—	$—

The Company has a net operating loss carryforward of approximately $2,777,346 available to offset future taxable income through 2029.

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

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Included in “Other Payables – Related Parties” in the accompanying balance sheet at December 31, 2007 is $7,068 due to a company managed by the former CEO and $20,000 due to a company whose CEO is also the Company’s current CEO.

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

NOTE 11 – SUBSEQUENT EVENTS

V003 Sale and Distribution Agreement

On July 15, 2008, SynChem Technologies LLC signed a Letter of Intent with PetroSUMINISTROS for the sale and distribution of certain SynChem V003 Technology based solvents in the Latin American market. Negotiations are ongoing.

VERDANT TECHNOLOGY CORPORATION

Notes to the Consolidated Financial Statements

For the Years Ended December 31, 2007 and 2006

NOTE 11 – SUBSEQUENT EVENTS (Continued)

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