Form 10-Q
period 2008-03-31
Verdant Technology CORP
filed 2009-02-17
CIK 1298700

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No ☑

The number of shares outstanding of Common Stock, $0.001 par value at February 17, 2009 was 67,502,887.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Definitions

3

Forward-Looking Statements

3

PART I FINANCIAL INFORMATION

Item 1.      Financial Statements.

5

                  Consolidated Balance Sheets

5

                  Consolidated Statements Of Revenue And Expense

6

                  Consolidated Statements Of Changes In Shareholders' Deficiency

7

                  Consolidated Statements Of Cash Flow

8

                  Notes to the Consolidated Financial Statements

9

Item 2.     Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.

19

Item 3.      Quantitative And Qualitative Disclosures About Market Risk.

21

Item 4.      Controls And Procedures.

21

PART II OTHER INFORMATION

Item 1.      Legal Proceedings.

23

Item 1A.   Risk Factors.

23

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds

27

Item 3.      Defaults Upon Senior Securities.

28

Item 4.      Submission Of Matters To A Vote Of Security Holders.

28

Item 5.      Other Information.

28

Item 6.      Exhibits.

28

SIGNATURES

29

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

FASB

Financial Accounting Standards Board

FIN

FASB Interpretation Number

FSP

FASB Staff Position

GAAP

Generally Accepted Accounting Principles

Legkow Technology

A concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops

PCAOB

Public Companies Accounting Oversight Board

QTR 2008

the three months ended March 31, 2008

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

PART I – FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

ITEM 1.

FINANCIAL STATEMENTS.

VERDANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$5,144	$18,491
TOTAL CURRENT ASSETS	5,144	18,491
EQUIPMENT, net	1,994	1,662
TOTAL ASSETS	$7,138	$20,153

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,092,080	$2,767,555
Due to Related Parties	27,068	27,068
TOTAL CURRENT LIABILITIES	3,119,148	2,794,623
LONG TERM NOTES PAYABLE - RELATED PARTIES	––	––
TOTAL LIABILITIES	3,119,148	2,794,623

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common Stock, $.001 par value:
Authorized 80,000,000 shares; issued and outstanding,
77,495,877 (2008) and 77,495,877 (2007) shares	77,496	77,496
Additional Paid In Capital	7,738,928	7,738,928
Accumulated Deficit	(3,428,434)	(3,090,894)
Subscription Receivable	(7,500,000)	(7,500,000)
TOTAL SHAREHOLDERS' DEFICIENCY	(3,112,010)	(2,774,470)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$7,138	$20,153

The accompanying notes are an integral part of these consolidated financial statements.

VERDANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

REVENUES	$––	$––

OPERATING EXPENSES
General and Administrative	165,210	101,779
Corporate Management Fees	125,918	222,595
Legal and Professional Fees	46,412	22,548
TOTAL OPERATING EXPENSES	337,540	346,922

LOSS FROM OPERATIONS	337,540	346,922

OTHER EXPENSE	––	––

NET LOSS	$337,540	$346,922

Basic and Fully Diluted Net Loss Per Share	$0.004	$0.004

Weighted Average Shares Outstanding	77,495,887	77,521,776

The accompanying notes are an integral part of these consolidated financial statements.

VERDANT TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

For the Three Months Ended March 31, 2008 and the Year Ended December 31, 2007

			Additional			Total
	Common Stock		Paid In	Subscription	Accumulated	Shareholders'
	Shares	$	Capital	Receivables	Deficit	Deficiency

Balances, December 31, 2006	77,602,887	$77,603	$7,787,181	$(7,500,000)	$(1,728,098)	$(1,363,314)

Common stock transactions:
Shares issued:
None						––
Shares cancelled:
Investor	(107,000)	(107)	(48,253)			(48,360)
						––

Net loss for the year ended December 31, 2007					(1,362,796)	(1,362,796)

Balances, December 31, 2007	77,495,887	77,496	7,738,928	(7,500,000)	(3,090,894)	(2,774,470)

Common stock transactions:
Shares issued:
None						––
Shares cancelled:
None						––
						––
						––
Net loss for the three months ended March 31, 2008					(337,540)	(337,540)

Balances, March 31, 2008 (Unaudited)	77,495,887	$77,496	$7,738,928	$(7,500,000)	$(3,428,434)	$(3,112,010)

The accompanying notes are an integral part of these consolidated financial statements.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net Loss	$(337,540)	$(346,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	––	––
Depreciation	(333)	222
Change in components of working capital:
Accounts payable and accrued expenses	324,526	323,321
Other payable - related parties	––	––
NET CASH USED IN OPERATING ACTIVITIES	(13,347)	(23,379)

INVESTING ACTIVITIES
Purchase of property and equipment, net	––	––
NET CASH USED IN INVESTING ACTIVITIES	––	––

FINANCING ACTIVITIES
Shares cancelled	––
NET CASH USED IN FINANCING ACTIVITIES	––	––

INCREASE (DECREASE) IN CASH	(13,347)	(23,379)
CASH, BEGINNING OF THE PERIOD	18,491	24,587
CASH, END OF THE PERIOD	$5,144	$1,208

SUPPLEMENTAL INFORMATION
Interest paid in cash	$––	$––
Income taxes paid	$––	$––

NON CASH INVESTING AND FINANCING ACTIVITIES
Investing Activities
None	$––	$––
Financing Activities
Shares issued (pending payment)	$(45,000)	$––
Shares issued (pending return)	$––	$––
Shares cancelled	$––	$45,000

The accompanying notes are an integral part of these consolidated financial statements.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

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

On June 16, 2006, the Company acquired SynChem Technologies LLC, a Florida corporation as a wholly owned operating subsidiary of Verdant Technology Corporation.  SynChem Technologies, LLC holds the exclusive license for the V003 technology from the inventor, John P Acunto and was acquired for the purpose of exploiting technology that address problems associated with deposits of paraffinic and asphaltic compounds in the production, storage and refining segments of the petroleum industry.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has yet to fully commercialize its technologies and consequently has recorded continuing losses from operations of $337,540 for the three months ended March 31, 2008.  As of March 31, 2008 the Company recorded an accumulated deficit of $3,428,434.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

FASB

Financial Accounting Standards Board

FIN

FASB Interpretation Number

FSP

FASB Staff Position

GAAP

Generally Accepted Accounting Principles

Legkow Technology

A concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops

PCAOB

Public Companies Accounting Oversight Board

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

  Company

Verdant Technology Corporation, Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

YTD-2008

the three months ended March 31, 2008

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

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

Basis of Presentation

The financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2008 and the related operating results and cash flows for the period presented have been made. All adjustments are of a normal recurring nature.

Basis of Consolidation

The consolidated financial statements included the accounts of Verdant Technology Corporation, EnviroTank International LLC and SynChem Technologies LLC.  All material intercompany transactions have been eliminated in consolidation.

Interim Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

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

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

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

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of March 31, 2008, there were no potential dilutive instruments that could result in share dilution.

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

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

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

Recent Accounting Pronouncements –

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS 132(R)-1 also includes a technical amendment to SFAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS 132(R)-1.  The Company is currently assessing the impact of FSP FAS 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN 48-3 defers the effective date of FIN 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. GAAP are not eligible for the deferral.  FSP FIN 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets.”  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF 08-6 “Equity Method Investment Accounting Considerations.”  EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF 08-5 “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF 08-5 on its consolidated financial position and results of operations.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161

In September 2008, the FASB issued FSP FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends SFAS 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS 133-1 on its consolidated financial position and results of operations.

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

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses primarily represent advances for expenses and other operational costs, made by related companies and associates on behalf of the Company.  The creditors are related through common directorship and ownership.  The advances are evidenced by specific invoices for services and advances made on behalf of the Company.  Accounts payable and accrued expenses were $3,092,080, of which $2,741,630 was due to Verdant Inc., an affiliate, and $219,820 was due to David Curd, our CEO, at March 31, 2008.

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

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in “Due to Related Parties” in the accompanying balance sheet at March 31, 2008 is $7,068 due to a company managed by the former CEO and $20,000 due to a company whose CEO is also the Company’s current CEO.

NOTE 9 – SUBSEQUENT EVENTS

V003 Sale and Distribution Agreement

On July 15, 2008, SynChem Technologies LLC signed a Letter of Intent with PetroSUMINISTROS for the sale and distribution of certain SynChem V003 Technology based solvents in the Latin American market.  Negotiations are ongoing.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS (Continued)

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

•

BSI will complete the development of a functional and working prototype within 60 days.

•

VTC commits to fund the Phase One costs up to maximum of $35,000.

•

Phase Two – Commercial Production

•

BSI will demonstrate the commercial viability of Sounder within six (6) months.

•

VTC commits to fund Phase Two costs up to a maximum of $160,000.

•

Phase Three - Right to Produce and Commercialize

•

BSI agrees to grant VTC an exclusive worldwide license at the completion of Phase Two, to further develop and commercialize Sounder for two years with one annual renewal option.

•

VTC holds purchase option for Sounder and all associated intellectual property for $1,000,000.

•

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

During Q1 2008, the Company has continued reviewing and further testing of its V003 technology via its subsidiary company, Synchem Technologies LLC.  The Company was also actively reviewing, editing and filing trademarks and patents for its portfolio of new technologies.

Going Concern

As shown in the accompanying financial statements, the Company has reported recurring losses from operations.  It experienced losses of $337,540 during YTD-2008 and had a total shareholders’ deficiency of $3,112,010 and a net working capital deficit of $3,114,004 as of March 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of long-lived assets.  Our long-lived assets include property, equipment intangible license rights and goodwill.  We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of March 31, 2008 we valued our long-lived assets at $0 as estimated future cash flows are uncertain.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our unaudited financial statements for the three months ended March 31, 2008 and 2007.  This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended March 31, 2008 (“YTD-2008”) Compared to Three Months Ended March 31, 2007 (“YTD-2007”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses decreased $9,382 (2.7%) to $337,540 (YTD-2008) from $346,922 (YTD-2007), due to the following:

•

a $23,864 (105.8%) increase in legal and professional fees primarily associated with the SynChem technology involving contract negotiations, legal review, patent protection and administrative matters;

•

a $96,677 (43.4%)  decrease in corporate management fees as a result of decreased travel requirements and expenditures and decreased consulting requirements by the affiliated company on behalf of Verdant;; and

•

a $63,431 (62.3%) increase in general and administrative expenses as a result of  increasing consulting and development costs for subsidiary companies and other operational overhead costs.

These charges reflect the Company’s focus on developing, acquiring and commercializing its portfolio of new energy related technologies.

Net loss - decreased $9,382 (2.7%) to $337,540 (YTD-2008) from $346,922 (YTD-2007) as a result of the impact of items discussed above.

Liquidity and Capital Resources

The Company’s working capital deficit increased $337,872 (12.2%) to $3,114,004 as of March 31, 2008 from $2,776,132 as of December 31, 2007.  The Company had $5,144 in cash at March 31, 2008, but maintains informal arrangements with Verdant, Inc. and David Curd along with other affiliated companies, to continue to finance the Company’s operations.

The Company has been funded by Verdant, Inc., a related company.  Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc.  Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company.  At March 31, 2008, $7,068 and $20,000 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively.  Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at March 31, 2008.  In addition, $2,741,630 of the accounts payable and accrued expenses was also due to Verdant, Inc. for expenses paid by Verdant, Inc. on behalf of the Company.

Plan of Operation

As shown in the accompanying financial statements, the Company has reported recurring losses from operations.  It experienced losses of $337,540 during YTD-2008 and had a net deficiency in equity of $3,112,010 and a net working capital deficit of $3,114,004 as of March 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2008.  Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of March 31, 2008:

Payments due by Period
	2008	2009	2010	2011	2011 and Thereafter
Operating leases	$24,976	$119,604	$135,000	$180,000	$180,000
Royalties				2,322,587	4,893,246

Total	$24,976	$119,604	$135,000	$2,502,587	$5,073,246

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is currently nil since as of March 31, 2008 as we had no invested cash or marketable assets or debt in any significant amounts.  Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

ITEM 4.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2006.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.  Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of March 31, 2008.

The annual report on Form 10-KSB for the year ended December 31, 2007 does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual reports on Form 10-K for the annual reporting periods through December 31, 2009.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

.

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

We sustained losses resulting in an accumulated deficit of $3,428,434 as of March 31, 2008.  We may never become profitable, or if we do, we may never be able to sustain profitability.  We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and research & development expenses.  As a result, we expect to incur losses for the foreseeable future.  We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at March 31, 2008.  We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies.  We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional investments that may dilute our equity interests.  We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the quarter ended March 31, 2008.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

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

VERDANT TECHNOLOGY CORPORATION

Date: February 17, 2009	By:	/s/ DAVID J. CURD
David J. Curd CEO

Date: February 17, 2009	By:	/s/ DAVID J. CURD
David J. Curd
Interim CFO

29