Form 10-Q
period 2008-06-30
Verdant Technology CORP
filed 2009-02-26
CIK 1298700

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

———————

Verdant Technology Corporation

Exact name of registrant as specified in its charter

———————

000-50993	20-1680252
Commission	IRS Employer
file number	Identification number

Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas 77002

Address of principal executive offices

(713) 546-9000

Registrant’s telephone number

State or other jurisdiction of incorporation or organization: Delaware

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

The number of shares outstanding of Common Stock, $0.001 par value at February 26, 2009 was 67,502,887.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Page

Forward-Looking Statements

ii

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

1

Balance Sheets

1

Statements Of Revenue And Expenses

2

Statements Of Changes In Shareholders' Deficiency

3

Statements Of Cash Flow

4

Notes to Financial Statements

5

Item 2.       Management’s Discussion And Analysis Of Financial Condition And Results Of Operation.

14

Item 3.       Quantitative And Qualitative Disclosures About Market Risk.

16

Item 4.       Controls And Procedures.

17

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

19

Item 1a.       Risk Factors.

19

Item 2.         Unregistered Sales Of Equity Securities And Use Of Proceeds

23

Item 3.         Defaults Upon Senior Securities.

23

Item 4.       Submission Of Matters To A Vote Of Security Holders.

24

Item 5.       Other Information.

24

Item 6.       Exhibits.

24

Signatures

25

CERTIFICATIONS

Exhibit 31

Management certification

Exhibit 32

Sarbanes-Oxley Act

i

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

ii

PART I – FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

ITEM 1.

FINANCIAL STATEMENTS.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$17,178	$18,491
Accounts Receivable	––	––

TOTAL CURRENT ASSETS	17,178	18,491

EQUIPMENT, net	1,219	1,662

TOTAL ASSETS	$18,397	$20,153

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,345,320	$2,767,555
Due to Related Parties	27,068	27,068

TOTAL CURRENT LIABILITIES	3,372,388	2,794,623

LONG TERM NOTES PAYABLE - RELATED PARTIES	––	––

TOTAL LIABILITIES	3,372,388	2,794,623

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common Stock, $.001 par value:
Authorized 80,000,000 shares; issued and outstanding, 67,502,887 (2008) and 77,495,887 (2007) shares	67,503	77,496
Additional Paid In Capital	248,921	7,738,928
Accumulated Deficit	(3,670,415)	(3,090,894)
Subscription Receivable	––	(7,500,000)
TOTAL SHAREHOLDERS' DEFICIENCY	(3,353,991)	(2,774,470)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$18,397	$20,153

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES	$––	$––	$––	$––

OPERATING EXPENSES
General and Administrative	125,651	211,168	290,861	312,947
Corporate Management Fees	112,258	161,995	238,176	384,590
Legal and Professional Fees	4,073	36,544	50,484	59,092
TOTAL OPERATING EXPENSES	241,982	409,707	579,521	756,629

LOSS FROM OPERATIONS	241,982	409,707	579,521	756,629

OTHER EXPENSE	––	––	––	––

NET LOSS	$241,982	$409,707	$579,521	$756,629

Basic and Fully Diluted Net Loss Per Share	$0.003	$0.005	$0.008	$0.010

Weighted Average Shares Outstanding	72,447,865	77,502,887	74,971,876	77,512,279

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
For the Six Months Ended June 30, 2008 and the Year Ended December 31, 2007

			Additional			Total
	Common Stock		Paid In	Subscription	Accumulated	Shareholders'
	Shares	$	Capital	Receivables	Deficit	Deficiency
Balances, December 31, 2006	77,602,887	$77,603	$7,787,181	$(7,500,000)	$(1,728,098)	$(1,363,314)

Common stock transactions:
Shares issued:
Legal and Professional Services						––
Consulting Services						––
Investor						––
Shares cancelled:
Investor	(107,000)	(107)	(48,253)			(48,360)
						––

Net loss for the year ended December 31, 2007					(1,362,796)	(1,362,796)

Balances, December 31, 2007	77,495,887	77,496	7,738,928	(7,500,000)	(3,090,894)	(2,774,470)

Common stock transactions:
Shares issued:
Legal and Professional Services						––
Consulting Services						––
Investor	7,000	7	(7)			––
Shares cancelled:
Investor	(10,000,000)	(10,000)	(7,490,000)	7,500,000		––
						––
						––

Net loss for the six months June 30, 2008					(579,521)	(579,521)

Balances, June 30, 2008 (Unaudited)	67,502,887	$67,503	$248,921	$––	$(3,670,415)	$(3,353,991)

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net Loss	$(579,521)	$(756,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	––	––
Depreciation	443	443
Change in components of working capital:
Accounts receivable	––	––
Prepaid expenses	––	––
Accounts payable and accrued expenses	577,764	736,609
Other payable - related parties	––	––
NET CASH USED IN OPERATING ACTIVITIES	(1,313)	(19,577)

INVESTING ACTIVITIES
Purchase of property and equipment, net	––	––
NET CASH USED IN INVESTING ACTIVITIES	––	––

FINANCING ACTIVITIES
Shares cancelled	––
NET CASH USED IN FINANCING ACTIVITIES	––	––

INCREASE (DECREASE) IN CASH	(1,313)	(19,577)
CASH, BEGINNING OF THE PERIOD	18,491	24,587
CASH, END OF THE PERIOD	$17,178	$5,010

SUPPLEMENTAL INFORMATION
Interest paid in cash	$––	$––
Income taxes paid	$––	$––

NON CASH INVESTING AND FINANCING ACTIVITIES
Investing Activities
None	$––	$––
Financing Activities
Shares issued (pending payment)	$––	$––
Shares issued	$7	$––
Shares cancelled	$7,500,000	$45,000

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended June 30, 2008 and 2007

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

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technologies and consequently has recorded continuing losses from operations of $579,521 for the six months ended June 30, 2008. As of June 30, 2008 the Company recorded an accumulated deficit of $3,670,415. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

APB	Accounting Principles Board
ARB	Accounting Review Board
Aureus	Aureus, LLC, a Florida limited liability company
EITF	Emerging Issues Task Force
EnviroTank	EnviroTank International, LLC, a Louisiana limited liability company and a wholly owned subsidiary
EnviroTank
Technology	a crude oil recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup on the bottom of crude oil storage tanks.
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation Number
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
Legkow Technology	A concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops
PCAOB	Public Companies Accounting Oversight Board
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
SynChem	SynChem Technologies, LLC, a Florida limited liability company, owner of the V003 Technology and a wholly owned subsidiary
V003 Technology	A 100% biodegradable, non-toxic, non-corrosive, proprietary compound that removes paraffin and asphaltene blockage at the well site
Verdant, VTC or
Company	Verdant Technology Corporation, a Delaware corporation
Verdant, Inc.	Verdant, Inc. an affiliate through common ownership and directors
QTR-2008	the three months ended June 30, 2008
YTD-2008	the six months ended June 30, 2008

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

For the Three Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2008 and the related operating results and cash flows for the period presented have been made. All adjustments are of a normal recurring nature.

Basis of Consolidation

The consolidated financial statements included the accounts of Verdant Technology Corporation, EnviroTank International LLC and SynChem Technologies LLC. All material intercompany transactions have been eliminated in consolidation.

Interim Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

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

For the Three Months Ended June 30, 2008 and 2007

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

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2008, there were no potential dilutive instruments that could result in share dilution.

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

For the Three Months Ended June 30, 2008 and 2007

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

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS 140-4 on its consolidated financial position and results of operations.

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

For the Three Months Ended June 30, 2008 and 2007

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

For the Three Months Ended June 30, 2008 and 2007

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended June 30, 2008 and 2007

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses primarily represent advances for expenses and other operational costs, made by related companies and associates on behalf of the Company. The creditors are related through common directorship and ownership. The advances are evidenced by specific invoices for services and advances made on behalf of the Company. Accounts payable and accrued expenses were $3,345,320, of which $2,954,517 was due to Verdant Inc., an affiliate, and $273,820 was due to David J Curd, our CEO, at June 30, 2008. Past due balances due to Verdant, Inc. accrue interest at a blended rate of approximately 9%.

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

For the Three Months Ended June 30, 2008 and 2007

(Unaudited)

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Included in “Due to Related Parties” in the accompanying balance sheet at June 30, 2008 is $7,068 due to a company managed by the former CEO and $20,000 due to a company whose CEO is also the Company’s current CEO.

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

During Q2 2008, the Company has continued reviewing and further testing of its V003 technology via its subsidiary company, Synchem Technologies LLC. The Company was also actively reviewing, editing and filing trademarks and patents for its portfolio of new technologies.

Going Concern

As shown in the accompanying financial statements, the Company has reported recurring losses from operations. It experienced losses of $579,521 during YTD-2008 and had a total shareholders’ deficiency of $3,353,991 and a net working capital deficit of $3,355,210 as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of long-lived assets. Our long-lived assets include property, equipment intangible license rights and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of June 30, 2008 we valued our long-lived assets other than equipment, at $0 as estimated future cash flows generated from such intangible assets, usage rights and licenses are uncertain. Equipment is valued at its acquisition cost net of accumulated depreciation. Although the Company has yet to generate sufficient revenues to sustain its operations, funding sources have provided adequate cash flow to fund its operations. Accordingly, equipment does not reflect any impairment.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our unaudited financial statements for the three and six months ended June 30, 2008 and 2007. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended June 30, 2008 (“QTR-2008”) Compared to Three Months Ended June 30, 2007 (“QTR-2007”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses decreased $167,725 (40.9%) to $241,982 (QTR-2008) from $409,707 (QTR-2007), due to the following:

•

a $32,471 (88.9%) decrease in legal and professional fees primarily associated with the wrapping up of the SynChem technology contract negotiations, legal review, patent protection filings and administrative matters;

•

a $49,737 (30.7%) decrease in corporate management fees as a result of decreased travel requirements and expenditures and decreased consulting requirements by the affiliated company on behalf of Verdant; and

•

a $85,517 (40.5%) decrease in general and administrative expenses as a result of decreased consulting and development costs for subsidiary companies and other operational overhead costs.

These charges reflect the Company’s focus on developing, acquiring and commercializing its portfolio of new energy related technologies.

Net loss - decreased $167,725 (40.9%) to $241,982 (QTR-2008) from $409,707 (QTR-2007) as a result of the impact of items discussed above.

Six Months Ended June 30, 2008 (“YTD-2008”) Compared to Six Months Ended June 30, 2007 (“YTD-2007”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses decreased $177,108 (23.4%) to $579,521 (YTD-2008) from $756,629 (YTD-2007), due to the following:

•

a $8,608 (14.6%) increase in legal and professional fees primarily associated with the SynChem technology involving contract negotiations, legal review, patent protection and administrative matters;

•

a $146,414 (38.1%) decrease in corporate management fees as a result of decreased travel requirements and expenditures and decreased consulting requirements by the affiliated company on behalf of Verdant; and

•

a $22,086 (7.1%)decrease in general and administrative expenses as a result of decreased consulting and development costs for subsidiary companies and other operational overhead costs.

These charges reflect the Company’s focus on developing, acquiring and commercializing its portfolio of new energy related technologies.

Net loss - decreased $177,108 (23.4%) to $579,521 (YTD-2008) from $756,629 (YTD-2007) as a result of the impact of items discussed above.

Liquidity and Capital Resources

The Company’s working capital deficit increased $579,078 (20.9%) to $3,355,210 as of June 30, 2008 from $2,776,132 as of December 31, 2007. The Company had $17,178 in cash at June 30, 2008, but maintains informal arrangements with Verdant, Inc. and David Curd along with other affiliated companies, to continue to finance the Company’s operations.

The Company has been funded by Verdant, Inc., a related company. Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc. Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company. At June 30, 2008, $7,068 and $20,000 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively. Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at June 30, 2008. In addition, $2,954,517 of the accounts payable and accrued expenses were also due to Verdant, Inc. for expenses paid by Verdant, Inc. on behalf of the Company. This payable has not been formalized in the form of notes, but represents accumulated unpaid invoices for services and expenditures made. Past due balances accrue interest at a blended rate of approximately 9%.

Plan of Operation

As shown in the accompanying financial statements, the Company has reported recurring losses from operations. It experienced losses of $579,521 during YTD-2008 and had a shareholders’ deficiency of $3,353,991 and a net working capital deficit of $3,355,210 as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2008. Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of June 30, 2008:

Payments due by Period

	2008	2009	2010	2011	2012 and Thereafter
Operating leases	$24,976	$119,604	$135,000	$180,000	$180,000
Royalties				2,322,587	4,893,246
Total	$24,976	$119,604	$135,000	$2,502,587	$5,073,246

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is currently nil since as of June 30, 2008 as we had no invested cash or marketable assets or debt in any significant amounts. Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

ITEM 4.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2006. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of June 30, 2008.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We sustained losses resulting in an accumulated deficit of $3,670,415 as of June 30, 2008. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and research & development expenses. As a result, we expect to incur losses for the foreseeable future. We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at June 30, 2008. We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to seek additional investments that may dilute our equity interests. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the quarter ended June 30, 2008.

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

VERDANT TECHNOLOGY CORPORATION

Date:	February 26, 2009	By:	/s/ DAVID J. CURD
David J. Curd, CEO

Date:	February 26, 2009	By:	/s/ DAVID J. CURD
David J. Curd, Interim CFO

25