Form 10-Q
period 2008-09-30
Verdant Technology CORP
filed 2009-03-03
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

Commission	Exact name of registrant as specified in its charter	IRS Employer
file	address of principal executive offices	Identification
number	registrant’s telephone number	number
———————	——————————————	———————
000-50993	Verdant Technology Corporation	20-1680252
Two Allen Center, 1200 Smith Street, Suite 1600
Houston, Texas 77002
(713) 546-9000

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

The number of shares outstanding of Common Stock, $0.001 par value at March 2, 2009 was 67,502,887.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Item Description Page

Forward-Looking Statements

3

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

5

Balance Sheets

5

Statements of Revenue and Expense

6

Statements of Changes in Shareholders' Deficiency

7

Statements of Cash Flow

8

Notes to Financial Statements

9

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.      Controls and Procedures

24

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

26

Item 1A.   Risk Factors

26

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.      Defaults Upon Senior Securities.

30

Item 4.      Submission of Matters to a Vote of Security Holders.

31

Item 5.      Other Information.

31

Item 6.      Exhibits.

31

Signatures

32

CERTIFICATIONS

Exhibit 31

Management certification

Exhibit 32

Sarbanes-Oxley Act

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

PART I – FINANCIAL INFORMATION

General

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ deficit in conformity with generally accepted accounting principles in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

ITEM 1.

FINANCIAL STATEMENTS.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007

ASSETS	(Unaudited)
CURRENT ASSETS	$3,128	$18,491
Cash	—	—
Accounts Receivable
	3,128	18,491
TOTAL CURRENT ASSETS
	1,086	1,662
EQUIPMENT, net
	$4,214	$20,153
TOTAL ASSETS

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,780,919	$2,767,555
Due to Related Parties	27,068	27,068

TOTAL CURRENT LIABILITIES	3,807,987	2,794,623

LONG TERM NOTES PAYABLE - RELATED PARTIES	—	—

TOTAL LIABILITIES	3,807,987	2,794,623

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
Common Stock, $.001 par value: Authorized 80,000,000 shares; issued and outstanding, 67,502,887 (2008) and 77,495,887 (2007) shares	67,503	77,496
Additional Paid In Capital	248,921	7,738,928
Accumulated Deficit	(4,120,197)	(3,090,894)
Subscription Receivable	—	(7,500,000)
TOTAL SHAREHOLDERS' DEFICIENCY	(3,803,773)	(2,774,470)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$4,214	$20,153

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

REVENUES	$––	$––	$––	$––

OPERATING EXPENSES
General and Administrative	175,323	118,092	466,184	431,039
Corporate Management Fees	204,299	171,495	442,475	556,085
Legal and Professional Fees	70,159	31,135	120,644	90,227
TOTAL OPERATING EXPENSES	449,781	320,722	1,029,303	1,077,351

LOSS FROM OPERATIONS	449,781	320,722	1,029,303	1,077,351

OTHER EXPENSE	––	––	––	––

NET LOSS	$449,781	$320,722	$1,029,303	$1,077,351

Basic and Fully Diluted Net Loss Per Share	$0.007	$0.004	$0.014	$0.014

Weighted Average Shares Outstanding	67,502,887	77,502,735	72,464,040	77,509,063

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

For the Nine Months Ended September 30, 2008 and the Year Ended December 31, 2007

			Additional Paid In Capital	Subscription Receivables	Accumulated Deficit	Total Shareholders' Deficiency
	Common Stock
	Shares	$

Balances, December 31, 2006	77,602,887	$77,603	$7,787,181	$(7,500,000)	$(1,728,098)	$(1,363,314)

Common stock transactions:
Shares issued:
Legal and Professional Services						––
Consulting Services						––
Investor						––
Shares cancelled:
Investor	(107,000)	(107)	(48,253)			(48,360)

Net loss for the year ended December 31, 2007					(1,362,796)	(1,362,796)

Balances, December 31, 2007	77,495,887	77,496	7,738,928	(7,500,000)	(3,090,894)	(2,774,470)

Common stock transactions:
Shares issued:
Legal and Professional Services						––
Consulting Services						––
Investor	7,000	7	(7)			––
Shares cancelled:
Investor	(10,000,000)	(10,000)	(7,490,000)	7,500,000		––

Net loss for the nine months September 30, 2008					(1,029,303)	(1,029,303)

Balances, September 30, 2008 (Unaudited)	67,502,887	$67,503	$248,921	$––	$(4,120,197)	$(3,803,773)

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the Nine Months Ended September 30,

	2008	2007
OPERATING ACTIVITIES
Net Loss	$(1,029,303)	$(1,077,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	––	––
Depreciation	576	665
Change in components of working capital:
Accounts receivable	––	––
Prepaid expenses	––	––
Accounts payable and accrued expenses	1,013,364	1,058,334
Other payable - related parties	––	––
NET CASH USED IN OPERATING ACTIVITIES	(15,363)	(18,352)

INVESTING ACTIVITIES
Purchase of property and equipment, net	––	––
NET CASH USED IN INVESTING ACTIVITIES	––	––

FINANCING ACTIVITIES
Shares cancelled	––
NET CASH USED IN FINANCING ACTIVITIES	––	––

INCREASE (DECREASE) IN CASH	(15,363)	(18,352)
CASH, BEGINNING OF THE PERIOD	18,491	24,587
CASH, END OF THE PERIOD	$3,128	$6,235

SUPPLEMENTAL INFORMATION
Interest paid in cash	$––	$––
Income taxes paid	$––	$––

NON CASH INVESTING AND FINANCING ACTIVITIES
Investing Activities
None	$––	$––
Financing Activities
Shares issued (pending payment)	$––	$––
Shares issued	$7	$––
Shares cancelled	$7,500,000	$45,000

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended September 30, 2008 and 2007

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

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended September 30, 2008 and 2007

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technologies and consequently has recorded continuing losses from operations of $1,029,303 for the nine months ended September 30, 2008. As of September 30, 2008 the Company recorded an accumulated deficit of $4,120,197. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders and affiliates.

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

 Company

Verdant Technology Corporation, a Delaware corporation

Verdant, Inc.

Verdant, Inc. an affiliate through common ownership and directors

QTR-2008

the three months ended September 30, 2008

YTD-2008

the nine months ended September 30, 2008

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended September 30, 2008 and 2007

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

Basis of Presentation

The financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2008 and the related operating results and cash flows for the period presented have been made. All adjustments are of a normal recurring nature.

Basis of Consolidation

The consolidated financial statements included the accounts of Verdant Technology Corporation, EnviroTank International LLC and SynChem Technologies LLC. All material intercompany transactions have been eliminated in consolidation.

Interim Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

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

For the Three Months Ended September 30, 2008 and 2007

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

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2008, there were no potential dilutive instruments that could result in share dilution.

Research and Development Costs

Costs are expensed as incurred.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended September 30, 2008 and 2007

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

For the Three Months Ended September 30, 2008 and 2007

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

For the Three Months Ended September 30, 2008 and 2007

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

For the Three Months Ended September 30, 2008 and 2007

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

For the Three Months Ended September 30, 2008 and 2007

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

NOTE 4 – ACCOUNTS PAYABLE and ACCRUED EXPENSES

Accounts payable and accrued expenses primarily represent advances for expenses and other operational costs, made by related companies and associates on behalf of the Company. The creditors are related through common directorship and ownership. The advances are evidenced by specific invoices for services and advances made on behalf of the Company. Accounts payable and accrued expenses were $3,780,919, of which $3,360,482 was due to Verdant Inc., an affiliate; $278,320 was due to David J Curd, our CEO, and $19,000 was due to Aureus, LLC, an affiliate at September 30, 2008. Past due balances due to Verdant, Inc. accrue interest at a blended rate of approximately 9%.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended September 30, 2008 and 2007

(Unaudited)

NOTE 5 – COMMITMENTS

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

NOTE 6 – SEGMENT REPORTING

SFAS 31, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

NOTE 7 – RELATED PARTY TRANSACTIONS

Included in “Due to Related Parties” in the accompanying balance sheet at September 30, 2008 is $7,068 due to a company managed by the former CEO and $20,000 due to a company whose CEO is also the Company’s current CEO.

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES

Notes to the Consolidated Financial Statements

For the Three Months Ended September 30, 2008 and 2007

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

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

During Q3 2008, the Company has continued reviewing and further testing of its V003 technology via its subsidiary company, Synchem Technologies LLC. The Company was also actively reviewing, editing and filing trademarks and patents for its portfolio of new technologies.

The company also appointed three (3) Directors to the Board and engaged the services of an Interim CFO on September 23, 2008; Mr. Alexander Hunter, Dr. Leonard S. Toczylkin and Mr. John McGoldrick. The Directors are seasoned experts in the Oil & Gas industry and are ready to further assist Verdant in selecting and commercializing cutting-edge, environmentally sound technologies for the energy sector. Interim CFO services will be provided by ProLianze Group LLC and specifically Mr. Gary Rodney. Mr. Rodney is a seasoned financial professional with over 30 years experience in both public and entrepreneurial companies.

During Q3 2008, the Company also further developed its commercialization negotiations with a signed letter of intent with petroSUMINISTROS c.a., of Venezuela for the distribution of the V003 solvent series.

Going Concern

As shown in the accompanying financial statements, the Company has reported recurring losses from operations. It experienced losses of $1,029,303 during YTD-2008 and had a total shareholders’ deficiency of $3,803,773 and a net working capital deficit of $3,804,859 as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of long-lived assets. Our long-lived assets include property, equipment intangible license rights and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of September 30, 2008 we valued our long-lived assets other than equipment, at $0 as estimated future cash flows generated from such intangible assets, usage rights and licenses are uncertain. Equipment is valued at its acquisition cost net of accumulated depreciation. Although the Company has yet to generate sufficient revenues to sustain its operations, funding sources have provided adequate cash flow to fund its operations. Accordingly, equipment does not reflect any impairment.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our unaudited financial statements for the three and nine months ended September 30, 2008 and 2007. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended September 30, 2008 (“QTR-2008”) Compared to Three Months Ended September 30, 2007 (“QTR-2007”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses increased $129,059 (40.2%) to $449,781 (QTR-2008) from $320,722 (QTR-2007), due to the following:

•

a $39,024 (125.3%) increase in legal and professional fees primarily associated with cost requirements and fees associated with the registration of patents for EnviroTank and SynChem’s technologies, contract negotiations, legal review, patent review requirements and administrative matters;

•

a $32,804 (19.1%)  increase in corporate management fees as a result of the acquisition of Verdant Board Directors, travel requirements, and other expenditures by the affiliated company on behalf of Verdant; and

•

a $57,231 (48.5%) increase in general and administrative expenses as a result of increased consulting and development costs for subsidiary companies and other operational overhead costs.

These charges reflect the Company’s focus on developing, acquiring and commercializing its portfolio of new energy related technologies.

Net loss - increased $129,059 (40.2%) to $449,781 (QTR-2008) from $320,722 (QTR-2007) as a result of the impact of items discussed above.

Nine Months Ended September 30, 2008 (“YTD-2008”) Compared to Nine Months Ended September 30, 2007 (“YTD-2007”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses decreased $48,048 (4.5%) to $1,029,303 (YTD-2008) from $1,077,351 (YTD-2007), due to the following:

•

a $30,417 (33.7%) a slight increase in legal and professional fees primarily associated with cost requirements regarding the EnviroTank and SynChem technologies involving contract negotiations, legal review, patent protection and administrative matters;

•

a $113,610 (20.4%)  decrease in corporate management fees as a result of decreased travel requirements and expenditures by the affiliated company on behalf of Verdant; and

•

a $35,145 (8.2%) increase in general and administrative expenses as a result of increased consulting and development costs for subsidiary companies and other operational overhead costs.

These charges reflect the Company’s focus on developing, acquiring and commercializing its portfolio of new energy related technologies.

Net loss - decreased $48,048 (4.5%) to $1,029,303 (YTD-2008) from $1,077,351 (YTD-2007) as a result of the impact of items discussed above.

Liquidity and Capital Resources

The Company’s working capital deficit increased $1,028,727 (37.1%) to $3,804,859 as of September 30, 2008 from $2,776,132 as of December 31, 2007. The Company had $3,128 in cash at September 30, 2008, but maintains informal arrangements with Verdant, Inc. and David Curd along with other affiliated companies, to continue to finance the Company’s operations.

The Company has been funded by Verdant, Inc., a related company. Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc. Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company. At September 30, 2008, $7,068 and $20,000 of short-term advances were due to FutureVest, Inc. and Verdant Inc., respectively. Neither advance bears interest and no interest was owed to either FutureVest, Inc. or Verdant, Inc. at September 30, 2008. In addition, $3,360,482 of the accounts payable and accrued expense was also due to Verdant, Inc. for expenses paid by Verdant, Inc. on behalf of the Company. This payable has not been formalized in the form of notes, but represents accumulated unpaid invoices for services and expenditures made. Past due balances accrue interest at an effective rate of 9%.

Plan of Operation

As shown in the accompanying financial statements, the Company has reported recurring losses from operations. It experienced losses of $1,029,303 during YTD-2008 and had a net deficiency in equity of $3,803,773 and a net working capital deficit of $3,804,859 as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2008. Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of September 30, 2008:

Payments due by Period

	2008	2009	2010	2011	2011 and Thereafter
Operating leases	$24,976	$119,604	$135,000	$180,000	$180,000
Royalties				2,322,587	4,893,246

Total	$24,976	$119,604	$135,000	$2,502,587	$5,073,246

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is currently nil since as of September 30, 2008 as we had no invested cash or marketable assets or debt in any significant amounts. Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

ITEM 4.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2006. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting, although our annual report is delinquent, was effective as of September 30, 2008.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We sustained losses resulting in an accumulated deficit of $4,120,197 as of September 30, 2008. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and research & development expenses. As a result, we expect to incur losses for the foreseeable future. We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at September 30, 2008. We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to seek additional investments that may dilute our equity interests. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

There have been no material defaults.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the quarter ended September 30, 2008.

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

VERDANT TECHNOLOGY CORPORATION

Date: March 2, 2009	By:	/s/ DAVID J. CURD
David J. Curd, CEO

Date: March 2, 2009	By:	/s/ DAVID J. CURD
David J. Curd, Interim CFO