Form 10-K
period 2008-12-31
Verdant Technology CORP
filed 2009-04-15
CIK 1298700

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 000-50993

Verdant Technology Corporation

(Name of small business issuer as specified in its charter)

Delaware	20-1680252
State of Incorporation	IRS Employer Identification No.

Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas 77002

(Address of principal executive offices)

(713) 546-9000

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $8,775,375. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at April 15, 2009, there were 67,502,887 shares of Common Stock, $0.01 par value per share issued.

Documents Incorporated By Reference: None

Verdant Technology Corporation

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PAGE

ITEM 1.    BUSINESS.

1

ITEM 1A.  RISK FACTORS.

5

ITEM 1B.  UNRESOLVED STAFF COMMENTS

9

ITEM 2.    PROPERTIES.

10

ITEM 3.    LEGAL PROCEEDINGS.

10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

10

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

11

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.

13

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

15

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

15

ITEM 9A.   CONTROLS AND PROCEDURES.

15

ITEM 9B.   OTHER INFORMATION.

16

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

17

ITEM 11.   EXECUTIVE COMPENSATION.

18

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

21

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS
INDEPENDENCE.

23

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

25

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

26

SIGNATURES

28

Definitions

Acronyms and defined terms used in this text include the following:

APB	Accounting Principles Board
ARB	Accounting Review Board
Aureus	Aureus, LLC, a Florida limited liability company
EITF	Emerging Issues Task Force
EnviroTank	EnviroTank International, LLC, a Louisiana limited liability company and a wholly owned subsidiary (as of May 18, 2006)
ExTract System Technology	a crude oil recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup on the bottom of crude oil storage tanks (previously the Envirotank technology)
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
JSW	Jewett, Schwartz, Wolfe & Associates
Legkow Technology	A concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
SynChem	SynChem Technologies, LLC, a Florida limited liability company, licensors of the Pulsor Technology and a wholly owned subsidiary (as of June 16, 2006)
Pulsor Technology	A 100% biodegradable, non-toxic, non-corrosive, proprietary compound that removes paraffin and asphaltene blockage at the well site (previously the V003 technology)
Verdant, VTC or Company	Verdant Technology Corporation, Delaware corporation
Verdant, Inc.	Verdant, Inc. an affiliate through common ownership and directors
YTD 2008	the year ended December 31, 2008

Forward-Looking Statements

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Verdant Technology Corporation or on Verdant Technology Corporation’s behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Verdant Technology Corporation claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Verdant Technology Corporation’s business and financial performance. Moreover, Verdant Technology Corporation operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on

Verdant Technology Corporation’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Verdant Technology Corporation disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1.

BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

As used in this annual report, “we”, “us”, “our”, “Verdant, “Company” or “our company” refers to Verdant Technology Corporation.

Introduction

Verdant Technology Corporation is a Delaware corporation originally incorporated on October 12, 1995, under the name of “Hospital Software of America, Inc.” and has undergone a series of name changes that are described in the history of the company below. Most recently, Verdant Technology Corporation was renamed from HeartSTAT Technology, Inc., in March 2006. Unless otherwise specified, the “Company”, “Verdant”, “we”, “our” and “us” refers to Verdant Technology Corporation. Our principal executive offices are located at Two Allen Center, 1200 Smith Street, Suite 1600, Houston, TX 77002 and our telephone number is (713) 546-9000. Company information can be found on our corporate website: www.Verdant-Tech.com.

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

•

On November 21, 2000, the Company changed its name to Tec Factory, Inc.

The Company had negligible operations between November 2000 and February 6, 2004.

On February 6, 2004, the Company entered into an Agreement to Purchase Assets (the “Agreement”) that included the purchase of the HeartSTAT CNBP/BF technology assets, referred to herein as the “HeartSTAT CNBP/BF”, from several parties. HeartSTAT CNBP/BF consists of patents and technology for a non-invasive monitoring of blood flow, perfusion and other cardiovascular and heart measures.

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

The Pulsor Technology refers to Pulsor Paraffin Solvent series, which are proprietary compounds that maximizes oil and gas production rates and reduce operating costs by removing paraffin and asphaltene blockage at the well site. The Company believes that the Pulsor Technology is 100% biodegradable, non-toxic, non-corrosive, and 100% compatible and safe for the environment.

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

On May 18, 2006, the Company acquired all of the assets of EnviroTank International, L.L.C., a Louisiana limited liability company (“EnviroTank”). The Company paid nominal consideration for the assets, which consisted primarily of the ExTract System technology for a crude oil recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup on the bottom of crude oil storage tanks.

On June 16, 2006, the Company acquired all of the assets of SynChem Technologies, L.L.C., a Florida limited liability company (“SynChem”). The Company paid nominal consideration for the assets, which consist primarily of the Pulsor Technology that address problems associated with deposits of paraffinic and asphaltic compounds in the production, storage and refining segments of the petroleum industry.

On July 15, 2008, SynChem signed a Letter of Intent with PetroSUMINISTROS for the sale and distribution of certain SynChem Pulsor technology based solvents in the Latin American market. Negotiations are ongoing.

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

Verdant is currently in the implementation stage of its business strategy. It has discontinued the Legkow Technology due to technological considerations. However, it has identified three other technologies and has recently begun creating the infrastructure to develop them.

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

The Pulsor Technology

The Pulsor Technology refers to Pulsor Paraffin Solvent series, which are biodegradable solvents useful for dissolving paraffin wax deposits in oil wells, production lines, and storage tanks. Originally, Verdant, Inc. acquired an exclusive global license to use this technology for all purposes under an agreement dated October 26, 2005 from Synchem Technologies, LLC, a Florida limited liability company and in turn licensed the Pulsor Technology to VTC on November 1, 2005. However, on June 16, 2006, concurrent with the transfer of the Pulsor Technology rights to SynChem by its inventor, John P Acunto Synchem Technologies, LLC became a wholly owned subsidiary of VTC. The consideration for the Pulsor Technology was a royalty obligation equal to 25% of the net profits received from future contracts SynChem performs using the Pulsor Technology. Net profits shall mean the total proceeds of any contracts using the Pulsor Technology, less all costs incurred during implementation including, but not limited to, capital investments, operating costs, marketing administration, sales taxes, adjustments, and all other expenses needed to perform contracts and administer the Pulsor Technology. This royalty obligation is subject to a buyout option until June 16, 2011 for $6,500,000. Upon acquisition of SynChem, the original license agreements between VTC, Verdant, Inc and SynChem became redundant.

In summary, SynChem, a wholly owned subsidiary of VTC (as of June 16, 2006) owns the Pulsor Technology and is obligated to pay royalties (as described above) to the inventor, John P Acunto, once commercial sales of derivative products begins. To date, no products utilizing this technology have been developed on a commercial basis.

The ExTract System Technology

The ExTract System Technology refers to a technology for a crude recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup in the bottom of crude oil storage tanks EnviroTank acquired the Technology under an agreement dated April 12, 2006 from Tracy Stewart, who formed EnviroTank for the purpose of exploiting the technology. On May 18, 2006, EnviroTank International, LLC became a wholly owned subsidiary of VTC. The consideration for the technology is a royalty obligation equal to 25% of the net profits received from future contracts EnviroTank performs using the technology. Net profits shall mean the total proceeds of any contracts using the technology, less all costs incurred during implementation including, but not limited to, capital investments, operating costs, marketing administration, sales taxes, adjustments, and all other expenses needed to perform contracts and administer the technology. This royalty obligation is subject to a buyout option until April 12, 2010 for $3,500,000.

In summary, EnviroTank, a wholly owned subsidiary of VTC (as of May 18, 2006) owns the ExTract System Technology and is obligated to pay royalties (as described above) to the inventor, Tracy Stewart, once commercial sales of related products and services begins. To date, no products or services utilizing this technology have been developed on a commercial basis.

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

●

Phase One – Prototype Development and Testing

○

BSI will complete the development of a functional and working prototype within 60 days.

○

VTC commits to fund the Phase One costs up to maximum of $35,000.

●

Phase Two – Commercial Production

○

BSI will demonstrate the commercial viability of Sounder within six (6) months.

○

VTC commits to fund Phase Two costs up to a maximum of $160,000.

●

Phase Three - Right of Produce and Commercialize

○

BSI agrees to grant VTC an exclusive worldwide license at the completion of Phase Two, to further develop and commercialize Sounder for two years with one annual renewal option.

○

VTC holds purchase option for Sounder and all associated intellectual property for $1,000,000.

○

VTC agrees to pay BSI 5% for any sales generated during the license period.

Employees

The Company currently has no employees other than its officers. Commencing in 2006, the Company engaged certain individuals and firms as consultants to provide technical and operations expertise relevant to the petroleum industry.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

We sustained losses resulting in an accumulated deficit of $4,504,720 as of December 31, 2008. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant expenses in commercializing our new focus on environmentally friendly petroleum related technology, particularly in the areas of marketing and administrative expenses. As a result, we expect to incur losses for the foreseeable future. We had no cash and cash equivalents nor did we have any available-for-sale short-term investments at December 31, 2008. We will need to rely on certain affiliated companies and strategic partners for providing funding, staffing and other operational resources necessary to implement our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to seek additional investments that may dilute our equity interests. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-а-vis our privately held and larger public competitors.

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

Our revenues and operating results may fluctuate significantly from quarter to quarter in the future. It is possible that in future periods our revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

•

unpredictable revenue sources;

•

the nature, pricing and timing of our and our competitors’ products;

•

changes in our and our competitors’ research and development budgets;

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

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be “penny stock”, trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES.

Aside from the corporate headquarters address, the Company also has an office location at 3501 N. Causeway Blvd., Suite 300, Metairie, LA 70002 where it leases 150 square feet through its subsidiary company, EnviroTank International LLC. The lease provides for $1,259 monthly recurring rent charge plus any additional monthly usage fees. This lease commenced November 1, 2006 and renews annually until cancelled with 30 days advance notice.

The Company also has a regional office at 4801 Woodway Drive, Suite 300 East, Houston, TX 77056 where it leases 150 square feet from its affiliate, Verdant Inc. The lease provides for $1,717 monthly recurring rent charge plus any additional monthly usage fees. This lease commenced on September 1, 2008 and renews annually until cancelled with 30 days advance notice. This lease has been terminated as of January 31, 2009.

ITEM 3.

LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

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

Common Stock

Our articles of incorporation authorize us to issue up to Eighty Million (80,000,000) shares of common stock, par value $.0001. At December 31, 2008, we had issued and outstanding 67,502,887 shares of common stock of which, 40,426,100 shares or 60% was owned by our officers and directors. There were no options or restricted stock issued under our 2004 Stock Option Plan.

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

Fiscal Quarter Ending	High Bid	Low Bid
March 31, 2007	$0.80	$0.40
June 30, 2007	$0.85	$0.40
September 30, 2007	$0.90	$0.45
December 31, 2007	$0.90	$0.30
March 31, 2008	$0.70	$0.31
June 30, 2008	$0.70	$0.04
September 30, 2008	$0.18	$0.05
December 31, 2008	$0.65	$0.10

The quotations set forth above reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

On April 15, 2009, the closing price for the common stock was $0.025.

Transfer Agent and Registrar

The transfer agent for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209.

Number of Stockholders

As of December 31, 2008, there were approximately 67,502,887 shares of common stock issued and outstanding to 1,173 shareholders.

Securities Authorized for Issuance Under Stock Option Plans

The following table sets forth information as of December 31, 2008:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	0	None
Equity compensation plans not approved by security holders	None	0	None
Total	None	0	None

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under the heading “Risk Factors” elsewhere herein. The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles.

Overview

The Company is continuously searching for additional technologies, exploring the market for potential customers, developing commercialization strategies, developing business models for global commercialization, handling various operational matters in efforts to protect its portfolio of new technologies and also and the management of various administrative matters.

During Q4 2008, the Company has continued reviewing, acquiring various paraffins and other testing materials for further testing of its Pulsor technology (formerly V003 technology) via its subsidiary company, Synchem Technologies LLC. The Company was also actively reviewing, editing and filing trademarks and patents for its Pulsor technology.

The Company has also developed various marketing materials, procedure manuals and other required documents for the commercialization of its portfolio technologies. The Company was also actively reviewing, editing and filing trademarks and patents for its ExTract technology (formerly EnviroTank technology).

In March 2009, the Company brought current its 2005-2008 filings with the SEC.

The Company also began the beginning stages of developing the prototype model for its new technology, the Sounder technology. Further testing and review will be carried out in Q1 2009.

The Company also further developed its commercialization strategy.

Going Concern

As shown in the accompanying financial statements, the Company has reported recurring losses from operations. It experienced losses of $1,413,826 during YTD-2008 and had a total shareholders’ deficiency of $4,188,296 and a net working capital deficit of $4,189,072 as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Valuation of long-lived assets. Our long-lived assets include property, equipment intangible license rights and goodwill. We assess impairment of long-lived assets whenever changes or events indicate that the carrying value may not be recoverable. In performing our assessment we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As of December 31, 2008 we valued our long-lived assets other than equipment, at $0 as estimated future cash flows generated from such intangible assets, usage rights and licenses are uncertain. Equipment is valued at its acquisition cost net of accumulated depreciation. Although the Company has yet to generate sufficient revenues to sustain its operations, funding sources have provided adequate cash flow to fund its operations. Accordingly, equipment does not reflect any impairment.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our unaudited financial statements for the years ended December 31, 2008 and 2007. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Year Ended December 31, 2008 (“YTD-2008”) Compared to the Year Ended December 31, 2007 (“YTD-2007”)

Revenue - we had not yet generated any operating revenues.

Operating expenses - consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses increased $58,098 (4.3%) to $1,420,894 (YTD-2008) from $1,362,796 (YTD-2007), due to the following:

•

a $51,582 (44.5%) increase in legal and professional fees primarily associated with the further development and protection of the Pulsor and Extract technologies involving: contract negotiations, legal review, patent and trademark protection and administrative matters;

•

a $86,580 (12%) decrease in corporate management fees as a result of decreased travel requirements and expenditures and decreased consulting requirements by the affiliated company on behalf of Verdant for 2008; and

•

a $93,096 (17.7%) increase in general and administrative expenses as a result of increased development costs on behalf of subsidiary companies as well as other operational overhead costs.

These charges reflect the Company’s focus on developing, acquiring and commercializing its portfolio of new energy related technologies.

Net loss - increased $51,030 (4.3%) to $1,413,826 (YTD-2008) from $1,362,796 (YTD-2007) as a result of the impact of items discussed above in addition to $7,068 of miscellaneous income as a result of retiring a non-existing obligation.

Liquidity and Capital Resources

The Company’s working capital deficit increased $1,412,940 (50.9%) to $4,189,072 as of December 31, 2008 from $2,776,132 as of December 31, 2007. The Company had $1,482 in cash at December 31, 2008, but maintains informal arrangements with Verdant, Inc. and David Curd along with other affiliated companies, to continue to finance the Company’s operations.

The Company has been funded by Verdant, Inc., a related company. Verdant, Inc. is related as a result of David J. Curd’s appointment as CEO of the Company, a position he also holds at Verdant, Inc. Verdant, Inc. has indicated that it will continue to fund the operating and development expenses of the Company. At December 31, 2008, $20,000 of short-term advances were due to Verdant Inc. The advance bears interest and no interest was owed to Verdant, Inc. at December 31, 2008. In addition, $3,734,959 of the accounts payable and accrued expense was also due to Verdant, Inc. for expenses paid by Verdant, Inc. on behalf of the Company. This payable has not been formalized in the form of notes, but represents accumulated unpaid invoices for services and expenditures made. Past due balances accrue interest at an effective rate of 9%.

Plan of Operation

As shown in the accompanying financial statements, the Company has reported recurring losses from operations. It experienced losses of $1,413,826 during YTD-2008 and had a net deficiency in equity of $4,188,296 and a net working capital deficit of $4,189,072 as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2008. Other than as set forth below, we have no committed funding or long-term debt. Our material known future cash commitments are as follows as of December 31, 2008:

Payments due by Period

	2009	2010	2011	2012	2013 and Thereafter
Operating leases	$119,604	$135,000	$180,000	$180,000	$180,000
Royalties	0	0	1,164,559	3,659,200	5,145,640

Total	$119,604	$135,000	$1,344,559	$3,893,200	$5,325,640

Recent Accounting Pronouncements

Refer to Note 3 to the financial statements included elsewhere herein.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors, Jewett, Swartz, Wolfe & Associates

ITEM 9A.

CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors at the date of this filing are:

Name	Age	Position
David J. Curd	40	Director and Chief Executive Officer and Interim CFO
David P. Over	45	Director and President
Gary Rodney**	59	CFO

———————

**CFO, appointed September 23, 2008, commencing as CFO in Q1 2009.

Our shareholders elect our directors annually and our board of directors appoints our officers annually. Any vacancies in our board to be are filled by the board itself. Set forth below is a brief description of their recent employment and business experience.

David J. Curd, Director, Chief Executive Officer and Interim Chief Financial Officer

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

Gary Rodney, CFO

Effective September 23, 2008, the Company engaged the services of ProLianze Group, LLC and specifically the services of one of its Principals, Gary Rodney, MBA, CPA to provide financial consulting services and to function as the Company’s interim Chief Financial Officer as of Q1 2009. As a consultant, Mr. Rodney has extensive experience in assisting small and emerging companies comply with the various SEC financial reporting requirements. Mr. Rodney has also served as Chief Financial Officer of several public and private enterprises, among them are Catalina Lighting, Inc., a multinational public manufacture of consumer lighting products; Holiday RV Superstores a public RV dealership; Command Software Systems, a private international developer of AntiVirus and CD recording software. Mr. Rodney was a audit manager with Price Waterhouse Coopers and earned degrees from Florida International University (BA) and Barry University (MBA).

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

Code of Conduct

The Company has adopted a code of business conduct and ethics that applies to its directors, officers, and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions. The Financial Code of Business Conduct was filed as Exhibit 14.1 to the Annual Report on Form 10-K for December 31, 2005.

ITEM 11.

EXECUTIVE COMPENSATION.

The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at December 31, 2008, the end of our last completed fiscal year):

Summary Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation ($)	All Other Compens ation ($)	Total ($)

David J. Curd (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

David P. Over (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Garrett Krause (3)
CEO and President	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

James R. Hudson (4)
CEO and President	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ted Russell (5)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-60,000-	-60,000-
CEO and President			-0-			-0-	-0-

Robert G. Taylor (6)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President	2005	-0-			-0-	-0-		-0-	-0-

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

Stock Option Grants

There were no stock options granted on common shares in fiscal year 2008, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2008, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as of April 15, 2008, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Verdant Investment Partners Ltd.
(David J. Curd)(3)
Trident Chambers
P.O. Box 146	40,000,000	59.3%
Road Town
Tortola
British Virgin Islands

David J. Curd
801 Brickell Avenue, Suite 900	426,100	0.06%
Miami, FL 33131

David P. Over
801 Brickell Avenue, Suite 900	0	0%
Miami, FL 33131

Gary Rodney
1560 Sawgrass Corporate Pkwy,
4th Floor	0	0%
Sunrise Fl 33323

All officers and directors as a group (2 persons)	40,426,100	59.9%

———————

(1)

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)

This table is based on 67,502,887 shares of Common Stock outstanding as of December 31, 2008. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December 31, 2008, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)

Verdant Investment Partners, Ltd., an entity controlled by David J. Curd may be deemed to be the “parent” of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

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

•

and   the terms and conditions of such repurchase.

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

Outstanding Options. As of December 31, 2008 there were no options granted under this plan.

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

Verdant, Inc.

The Company currently has its headquarters operations in Two Allen Center, 1200 Smith Street, Suite 1600, Houston, Texas where it leases space from its affiliate, Verdant, Inc., an affiliate through common officers and directors. In addition to providing office space, Verdant, Inc. began funding the Company to support operating and development expenses in 2005. At December 31, 2008, $20,000 of short-term advances was due to Verdant, Inc. The advances do not bear interest and no interest was owed to Verdant, Inc. at December 31, 2008

Aureus, LLC

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

At December 31, 2004, the Company owed $184,566 to FutureVest, Inc. pursuant to an unsecured revolving line of up to $750,000. Interest accrued at 8% per annum and the entire balance was due December 31, 2008. This debt was convertible into shares of common stock of the Company at a price of $0.35 per share. Also as of December 31, 2004, $7,493 was owed to FutureVest, Inc. for accrued interest.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the fiscal years ended December 31, 2008 and 2007, our principal accountant billed approximately $10,500 and $10,000, respectively, for the audit of our annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2008 and 2007.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal years 2008 and 2007.

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

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Regulation S-B Number	Exhibit
3.1	Certificate of Incorporation, as amended (1)

3.2	Certificate of Amendment (2)

3.3	Bylaws (1)

10.1	Agreement for the Purchase of Assets with the Interest holders of the HeartSTAT CNBP/BF Technology (1)

10.2	Employment Agreement of Ted Russell (1)

10.3	2004 Stock Option Plan (1)

10.4	SolutionMed Ventures Royalty Agreement (1)

10.5	CNBP, Inc. Royalty Agreement (1)

10.6	Asset Purchase Agreement dated as of August 15, 2005, by and between HeartSTAT, Inc., Ted W. Russell, and HeartSTAT Technology, Inc. (3)

10.7	Escrow Agreement dated as of August 15, 2005 (3)

10.8	Convertible Promissory Note to Diamond WorldWide, Inc. (4)

10.9	Agreement for payment of debt (5)

10.10	Assignment of Technology for Legkow Technology (5)

10.11	Assignment of Technology for V003 Technology (5)

10.12	Sale and Purchase Agreement with EnviroTank International L.L.C. dated May 18, 2006 (6)

10.13	Sale and Purchase Agreement with SynChem Technologies L.L.C. dated June 16, 2006 (8)

14.1	Code of Ethics (9)

23.1	Letter from Bongiovanni & Associates, P.A. (7)

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. (10)

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 (10)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

———————

(1)	Incorporated by reference to the exhibits filed with the Company’s registration statement on Form 10-SB, file no. 0-50993.

(2)	Incorporated by reference to the exhibits filed with the Company’s amended current report on Form 8-K dated March 1, 2006, file no. 0-50993.

(3)	Incorporated by reference to the exhibits filed with the Company’s amended current report on Form 8-K dated August 15, 2005, file no. 0-50993.

(4)	Incorporated by reference to the exhibits filed with the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004, file no. 0-50993.

(5)	Incorporated by reference to the exhibits filed with the Company’s current report on Form 8-K dated November 1, 2005, file no. 0-50993.

(6)	Incorporated by reference to the exhibits filed with the Company’s current report on Form 8-K dated May 18, 2006, file no. 0-50993.

(7)	Incorporated by reference to the exhibits filed with the Company’s current report on Form 8-K dated May 19, 2006, file no. 0-50993.

(8)	Incorporated by reference to the exhibit filed with the Company’s current report on Form 8-K dated July 26, 2006, file no. 0-50993.

(9)	Incorporated by reference to the exhibits filed with the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, file no. 0-50993.

(10)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERDANT TECHNOLOGY CORPORATION

Date:	April 15, 2009	By:	/s/ David J. Curd
David J. Curd, CEO

Date:	April 15, 2009	By:	/s/ David J. Curd
David J. Curd, Interim CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ David J. Curd	Chief Executive Officer and Chairman (Principal Executive, Financial, and Accounting Officer)	April 15, 2009
David J. Curd

/s/ David J. Curd	Director	April 15, 2009
David J. Curd

/s/ David P. Over	Director	April 15, 2009
David P. Over

VERDANT TECHNOLOGY CORPORATION
Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

Jewett, Schwartz Wolfe & Associates
Certified Public Accountants

200 South Park Road, Suite 150
Hollywood, Florida 33021
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Verdant Technology Corporation
Two Allen Center, 1200 Smith Street, Suite 1600
Houston, TX 77002

We have audited the accompanying balance sheets of Verdant Technology Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verdant Technology Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Verdant Technology Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Verdant Technology Corporation has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

March 26, 2009

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash	$1,482	$18,491
Accounts Receivable	—	—

TOTAL CURRENT ASSETS	1,482	18,491

EQUIPMENT, net	776	1,662

TOTAL ASSETS	$2,258	$20,153

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses - Related Parties	$4,190,554	$2,794,623

TOTAL CURRENT LIABILITIES	4,190,554	2,794,623

LONG TERM NOTES PAYABLE - RELATED PARTIES	—	—

TOTAL LIABILITIES	4,190,554	2,794,623

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIENCY
Common Stock, $.001 par value:
Authorized 80,000,000 shares; issued and outstanding, 67,502,887 (2008) and 77,495,887 (2007) shares	67,503	77,496
Additional Paid In Capital	248,921	7,738,928
Accumulated Deficit	(4,504,720)	(3,090,894)
Subscription Receivable	—	(7,500,000)
TOTAL SHAREHOLDERS’ DEFICIENCY	(4,188,296)	(2,774,470)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$2,258	$20,153

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

	Years Ended December 31,
	2008	2007

REVENUES	$—	$—

OPERATING EXPENSES
General and Administrative	620,133	527,037
Corporate Management Fees	633,220	719,800
Legal and Professional Fees	167,541	115,959
TOTAL OPERATING EXPENSES	1,420,894	1,362,796

LOSS FROM OPERATIONS	1,420,894	1,362,796

OTHER INCOME/(EXPENSE)	(7,068)	—

NET LOSS	$1,413,826	$1,362,796

Basic and Fully Diluted Net Loss Per Share	$0.020	$0.018

Weighted Average Shares Outstanding	71,216,974	77,505,742

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
For the Years Ended December 31, 2008 and 2007

			Additional Paid In Capital			Total Shareholders’ Deficiency
	Common Stock			Subscription Receivables	Accumulated Deficit
	Shares	$

Balances, December 31, 2006	77,602,887	$77,603	$7,787,181	$(7,500,000)	$(1,728,098)	$(1,363,314)

Common stock transactions:
Shares issued:
Legal and Professional Services						—
Consulting Services						—
Investor						—
Shares cancelled:
Investor	(107,000)	(107)	(48,253)			(48,360)
						—

Net loss for the year ended December 31, 2007					(1,362,796)	(1,362,796)

Balances, December 31, 2007	77,495,887	77,496	7,738,928	(7,500,000)	(3,090,894)	(2,774,470)

Common stock transactions:
Shares issued:
Legal and Professional Services						—
Consulting Services						—
Investor	7,000	7	(7)			—
Shares cancelled:
Investor	(10,000,000)	(10,000)	(7,490,000)	7,500,000		—
						—
						—

Net loss for the year ended December 31, 2008					(1,413,826)	(1,413,826)

Balances, December 31, 2008	67,502,887	$67,503	$248,921	$—	$(4,504,720)	$(4,188,296)

The accompanying notes are an integral part of these consolidated financial statements

VERDANT TECHNOLOGY CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net Loss	$(1,413,826)	$(1,362,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—
Depreciation	886	886
Change in components of working capital:
Accounts receivable	—	—
Prepaid expenses	—	—
Accounts payable and accrued expenses	1,395,931	1,359,174
Other payable - related parties	—	—
NET CASH USED IN OPERATING ACTIVITIES	(17,009)	(2,736)

INVESTING ACTIVITIES
Purchase of property and equipment, net	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES
Shares cancelled	—	(3,360)
Debt retired	—	—
NET CASH USED IN FINANCING ACTIVITIES	—	(3,360)

INCREASE (DECREASE) IN CASH	(17,009)	(6,096)
CASH, BEGINNING OF THE PERIOD	18,491	24,587
CASH, END OF THE PERIOD	$1,482	$18,491

SUPPLEMENTAL INFORMATION
Interest paid in cash	$—	$—
Income taxes paid	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Investing Activities
None	$—	$—
Financing Activities
Shares issued (pending payment)	$—	$—
Shares issued	$7	$—
Shares cancelled	$7,500,000	$45,000

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – NATURE OF BUSINESS

Company Background

Verdant Technology Corporation (“Verdant” or “The Company”), was organized under the laws of the State of Delaware on October 12, 1995 as a corporation.

On November 1, 2005, the Company acquired two technologies from Verdant, Inc., a Nevada corporation. The Company paid nominal consideration for the two technologies, which are referred to as the “Legkow Technology” and the “Pulsor Technology.” The objective of these transactions was to permit the Company to focus its efforts on the commercialization and monetization of environmentally sound, innovative energy-related technologies.

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

The Pulsor Technology refers to Pulsor Paraffin Solvent, which is a biodegradable solvent useful for dissolving paraffin wax deposits in oil wells, production lines, and storage tanks. Verdant, Inc. acquired an exclusive global license to use this technology for all purposes under an agreement dated October 26, 2005 from SynChem Technologies, LLC, a Florida limited liability company, which SynChem had exclusively licensed from the inventor, John P Acunto. The term of the license is 10 years and is automatically renewed for additional 10-year periods, unless the licensor terminates the license due to breach of license agreement. The license agreement requires a royalty fee equal to 25% of all revenues derived from the deployment of the technology, less all costs incurred during marketing, administration and implementation of the technology and all licensor costs funded by the licensee. To date, no products utilizing this technology have been developed on a commercial basis.

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

On June 16, 2006, the Company acquired SynChem Technologies LLC, a Florida corporation as a wholly owned operating subsidiary of Verdant Technology Corporation. SynChem Technologies, LLC holds the exclusive license for the Pulsor technology from the inventor, John P Acunto and was acquired for the purpose of exploiting technology that address problems associated with deposits of paraffinic and asphaltic compounds in the production, storage and refining segments of the petroleum industry.

NOTE 1 – NATURE OF BUSINESS

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

●

Phase One – Prototype Development and Testing

o

BSI will complete the development of a functional and working prototype within 60 days.

o

VTC commits to fund the Phase One costs up to maximum of $35,000.

●

Phase Two – Commercial Production

o

BSI will demonstrate the commercial viability of Sounder within six (6) months.

o

VTC commits to fund Phase Two costs up to a maximum of $160,000.

●

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has yet to fully commercialize its technologies and consequently has recorded continuing losses from operations of $1,413,826 for the year ended December 31, 2008. As of December 31, 2008 the Company recorded an accumulated deficit of $4,504,720. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain shareholders and affiliates.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

APB	Accounting Principles Board
ARB	Accounting Review Board
Aureus	Aureus, LLC, a Florida limited liability company
EITF	Emerging Issues Task Force
EnviroTank	EnviroTank International, LLC, a Louisiana limited liability company and a wholly owned subsidiary
ExTract System Technology	a crude oil recovery unit/tank cleaning system, designed to deal with the problem of sludge buildup on the bottom of crude oil storage tanks (previously the Envirotank technology).
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation Number
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
Legkow Technology	A concept utilizing surfactants and emulsions in the treatment and processing of crude oil, waste oils and oil slops
PCAOB	Public Companies Accounting Oversight Board
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
SynChem	SynChem Technologies, LLC, a Florida limited liability company, owner of the Pulsor Technology and a wholly owned subsidiary
Pulsor Technology	A 100% biodegradable, non-toxic, non-corrosive, proprietary compound that removes paraffin and asphaltene blockage at the well site (previously the V003 technology).
Verdant, VTC or Company	Verdant Technology Corporation, a Delaware corporation
Verdant, Inc.	Verdant, Inc. an affiliate through common ownership and directors
QTR-2008	the three months ended December 31, 2008
YTD-2008	the year ended December 31, 2008

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

Basis of Presentation

The consolidated financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of December 31, 2008 and the related operating results and cash flows for the period presented have been made. All adjustments are of a normal recurring nature.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2008, there were no potential dilutive instruments that could result in share dilution.

Research and Development Costs

Costs are expensed as incurred.

Stock Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees.”

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity’s Own Stock

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

NOTE 4 – ACCOUNTS PAYABLE and ACCRUED EXPENSES and RELATED PARTIES

Accounts payable and accrued expenses primarily represent advances for expenses and other operational costs, made by related companies and associates on behalf of the Company. The creditors are related through common directorship and ownership. The advances are evidenced by specific invoices for services and advances made on behalf of the Company. Accounts payable and accrued expenses were $4,190,554, of which $3,734,959 was due to Verdant Inc., an affiliate; $278,320 was due to David J Curd, our CEO, and $19,000 was due to Aureus, LLC, an affiliate at December 31, 2008. Past due balances due to Verdant, Inc. accrue interest at a blended rate of approximately 9%.

NOTE 5 – COMMITMENTS

The Company is committed to 17.5% of net receipts derived from the process and sale of products resulting from the employment of the Legkow technology. The Company has suspended further development of the Legkow technology and does not expect to incur any further obligations.

SynChem acquired the Pulsor Technology under an agreement dated June 16, 2006 from John P Acunto, who formed SynChem for the purpose of exploiting the Pulsor Technology. The consideration for the Pulsor Technology is a royalty obligation equal to 25% of the net profits received from future contracts SynChem performs using the Technology. Net profits shall mean the total proceeds of any contracts using the Technology, less all costs incurred during implementation including, but not limited to, capital investments, operating costs, marketing administration, sales taxes, adjustments, and all other expenses needed to perform contracts and administer the Technology. This royalty obligation is subject to a buyout option until June 16, 2011 for $6,500,000. To date, no products utilizing this technology have been developed on a commercial basis.

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

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Years Ended December 31,
	2008	2007
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	494,839	476,979
State	49,484	47,698

Increase in Valuation allowance	(544,323)	(524,677)

Total provison (benefit) for income taxes	$—	$—

The provision for income taxes differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Years Ended December 31,
	2008	2007

Expected provision(benefit) at statutory rate	35.0%	35.0%
Ste tax	3.5%	3.5%
Valuation allowance for Net Loss	-38.5%	-38.5%

Total provison (benefit) for income taxes	0.0%	0.0%

NOTE 7 - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry-forwards	$1,621,812	$1,077,489
	—	—
Total deferred tax assets	1,621,812	1,077,489
Valuation allowance	(1,621,812)	(1,077,489)
Net deferred tax assets	$—	$—

As of December 31, 2008 and 2007 the Company had a valuation allowance on its deferred tax assets of $1,621,812 and $1,077,489, respectively, which relates to net operating losses. The valuation allowance increased $544,323 and $524,676 in the years ended December 31, 2008 and 2007 respectively. The increase in 2008 and 2007 were attributable to accumulated net operating losses.

As of December 31, 2008 and 2007, the Company had net operating loss carry-forwards of $4,212,499 and $2,798,673, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2020.

As of December 1, 2008 and 2007, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.